Form 10-K
period 1997-12-31
U S TIMBERLANDS CO LP
filed 1998-03-31
CIK 1043012

================================================================================
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 ------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997         COMMISSION FILE NO.: 0-23259



                         U.S. TIMBERLANDS COMPANY, L.P.

             (Exact name of registrant as specified in its charter)

DELAWARE                                                91-1842156
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

1301 FIFTH AVENUE, SUITE 3725, SEATTLE, WASHINGTON      98101-2636
(Address of principal executive offices)                (Zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    206-652-5000

                                 ------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

TITLE OF EACH CLASS:           NAME OF EACH EXCHANGE ON WHICH REGISTERED:

Common Units                   Nasdaq National Market


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during then preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

     Yes   X   No
         -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
                             -----

     The aggregate market value of the Common Units held by non-affiliates of the registrant, based on the last reported sale price of the Common Units on the Nasdaq National Market on March 23, 1998, was approximately $20.81.

     Documents incorporated by reference: None


--------------------------------------------------------------------------------
================================================================================

                        U.S. TIMBERLANDS COMPANY, L.P.

                               TABLE OF CONTENTS

                                                                                             PAGE
                                                                                              NO.
                                                                                             ----
PART I
    Item 1.    Business.....................................................................    1
    Item 2.    Properties...................................................................   37
    Item 3.    Legal Proceedings............................................................   38
    Item 4.    Submission of Matters to a Vote of Security Holders..........................   38

PART II
    Item 5.    Market for Registrant's Common Units and Related Security Holder Matters.....   38
    Item 6.    Selected Financial Data......................................................   41
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations...................................................................   43
    Item 8.    Financial Statements.........................................................   50
    Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure...................................................................   50

PART III
    Item 10.   Directors, Executive Officers, Promoters and Control Persons of the
               Registrant...................................................................   51
    Item 11.   Executive Compensation.......................................................   55
    Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   60
    Item 13.   Certain Relationships and Related Transactions...............................   61

PART IV
    Item 14.   Exhibits, Financial Statements, and Reports on Form 8-K......................   62

                                      PART I

ITEM 1.   BUSINESS

GENERAL

     The business of U.S. Timberlands Company, L.P., a Delaware limited partnership formed in June 1997 (the "Company"), consists of the growing of trees and the sale of logs and standing timber. The Company owns approximately 633,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland containing total merchantable timber volume estimated as of January 1, 1998 to be approximately 2.1 billion board feet ("BBF") in Oregon east of the Cascade Range (the "Timberlands"). Logs harvested from the Timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications. The Company also owns and operates its own seed orchard and produces approximately five million conifer seedlings annually from its nursery, approximately half of which are used for its own internal reforestation programs, with the balance sold to other forest products companies. Except as the context otherwise requires, references herein to, or descriptions of, assets and operations of the Company include the assets and operations of the Operating Company (as defined below) and the predecessors of the Company.

     The Timberlands' merchantable timber consists of Ponderosa Pine (approximately 44%) and Douglas fir (approximately 13%), species which have historically commanded premium prices over other softwood species, with the balance consisting of Lodgepole Pine, White Fir and other softwood species. The Timberlands have stands of varying ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 180,000 acres are actively managed tree farms (the "Plantations"). The Plantations were first established by Weyerhaeuser Company ("Weyerhaeuser") in the early 1960s and acreage has been planted each year since then. Currently, the Plantations contain age classes ranging generally from two to 36 years old. Initial thinning of the Plantation stands is expected to begin within the next five years. Because the timber on the Plantations is generally not yet considered merchantable, volumes of timber on the Plantations are not included in the Company's estimated merchantable timber volume. The balance of the Timberlands are composed of natural stands. For a more complete description of the Company's properties, see "Properties."

     In August 1996, USTK and U.S. Timberlands Management Company, L.L.C., formerly known as U.S. Timberlands Services Company, L.L.C. ("Old Services"), acquired approximately 604,000 fee acres of timberland (the "Klamath Falls Timberlands"), containing an estimated merchantable timber volume of approximately 1.9 BBF and related assets from Weyerhaeuser (the "Weyerhaeuser
Acquisition").   In July 1997, U.S. Timberlands Klamath  Falls, L.L.C.
("USTK"), a Delaware limited liability company which is now the Company's subsidiary operating company (in such capacity, the "Operating Company"), acquired approximately 42,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland (the "Ochoco Timberlands"), containing an estimated merchantable timber volume of approximately 280 million board feet ("MMBF") from Ochoco Lumber Company ("Ochoco") (the "Ochoco Acquisition"). Over 45% of the merchantable timber on the Ochoco Timberlands is at least 80 years old. The Company believes that the age classes and species mix of the Ochoco Timberlands fit well with the Klamath Falls Timberlands and provide the Company flexibility in developing its harvest plans. In October 1997, the Company sold approximately 13,000 acres from the Klamath Falls Timberlands.

     During the period from January 1, 1994 through the acquisition of the Klamath Falls Timberlands by USTK, approximately 58% of the logs harvested from the Klamath Falls Timberlands were delivered to a plywood mill owned by Weyerhaeuser at Klamath Falls, Oregon. In recent years, substantially all of the timber harvested from the Ochoco Timberlands was delivered to Ochoco's mills. The Company does not currently own any conversion facilities nor does it presently intend to own any such facilities on a long-term basis; consequently all of the Company's sales are made to unaffiliated third parties. Concurrent with USTK's acquisition of the Klamath Falls Timberlands, USTK arranged for Collins Products LLC ("Collins"), a privately owned forest products company located within the Klamath Falls Timberlands area, to purchase Weyerhaeuser's Klamath Falls mill facilities. The Company has entered into a 10-year log supply agreement with Collins (the "Collins Supply Agreement") providing for the purchase by the plywood mill and delivery by the Company of a minimum of 34 MMBF of logs each year (approximately 20-25% of the Company's estimated annual harvest in the next three years) at market prices. The Collins Supply Agreement is extendable by Collins for two additional five-year terms. In addition to its sales under the Collins Supply Agreement, the Company sells logs to conversion facilities located in the area surrounding the Timberlands. There are currently more than 50 primary conversion facilities located within a 150 mile radius of the Company's base of operations in Klamath Falls, Oregon.

FORMATION OF THE COMPANY

     On November 19, 1997, the Company acquired substantially all of the equity interests in USTK and the business and assets of U.S. Timberlands Management Company, L.L.C., formerly known as U.S. Timberlands Services Company, L.L.C. ("Old Services") (the "Acquisition") and completed its initial public offering (the "Initial Offering") of common units representing limited partner interests ("Common Units"). Upon the closing of the Acquisition, Old Services contributed all of its assets, including its timber operations, to U.S. Timberlands Services Company, L.L.C., a newly formed Delaware limited liability company and the Company's general partner (the "General Partner" or "New Services"), in exchange for interests therein. Immediately thereafter, USTK assumed certain indebtedness (the "Holdings Debt") of U.S. Timberlands Holdings, L.L.C., an affiliate of USTK ("Holdings"), and the General Partner contributed its timber operations to USTK in exchange for a member interest in USTK. Then the General Partner contributed all but a 1% member interest in USTK to the Company in exchange for a general partner interest in the Company, the right to receive Incentive Distributions (as defined herein) and 1,387,963 subordinated units representing limited partner interests in the Company ("Subordinated Units"), and Holdings contributed all of its interest in USTK to the Company in exchange for 2,894,157 Subordinated Units. The General Partner then distributed the Subordinated Units to Old Services. Approximately 143,398 Subordinated Units were used by Old Services to redeem interests in Old Services held by certain founding directors of the General Partner (the "Founding Directors"). As a result of such transactions, USTK became the Operating Company and the General Partner owns an aggregate 2% interest in the Company and the Operating Company on a combined basis, and the right to receive Incentive Distributions; Old Services owns 1,244,565 Subordinated Units; Holdings owns 2,894,157 Subordinated Units; and the Founding Directors own an aggregate of 143,398 Subordinated Units. The 4,282,120 Subordinated Units owned by Old Services, Holdings and the Founding Directors represent an aggregate 32.6% interest in the Company. The Common Units and the Subordinated Units are referred to herein collectively as "Units" and the holders of Units are referred to herein as "Unitholders."

     Concurrent with the closing of the Initial Offering, the Operating Company and its wholly-owned subsidiary, U.S. Timberlands Finance Corp. ("Finance Corp."), consummated the public offering (the "Public Note Offering") of $225.0 million aggregate principal amount of unsecured senior notes (the "Notes") and obtained a $25.0 million revolving credit facility to be used for working capital purposes (the "Working Capital Facility") and a $75.0 million revolving credit facility to be used for acquisitions and capital improvements (the "Acquisition Facility" and, together with the Working Capital Facility, the "Bank Credit Facility"). As of March 15, 1998, no amounts were outstanding under the Bank Credit Facility.

COMPANY STRUCTURE AND MANAGEMENT

     The operations of the Company are conducted through, and the operating assets are owned by, USTK, as the operating Company. The Company owns a 98.9899% member interest in the Operating Company and the General Partner owns a 1% general partner interest in the Company and a 1.0101% managing member interest in the Operating Company. The General Partner therefore owns an aggregate 2% interest in the Company and the Operating Company on a combined basis.

     The Company's business is managed by the senior executives of the General Partner. The General Partner does not receive any management fee or other compensation in connection with its management of the Company, but is reimbursed for all direct and indirect expenses incurred on behalf of the Company (including wages and salaries of employees, officers and directors of the General Partner) and all other necessary or appropriate expenses allocable to the Company or otherwise reasonably incurred by the General Partner in connection with the operation of the Company's business.

     Conflicts of interest may arise between the General Partner and its affiliates, on the one hand, and the Company, the Operating Company and the Unitholders, on the other, including conflicts relating to the compensation of the directors, officers and employees of the General Partner and the determination of fees and expenses that are allocable to the Company. The General Partner has a conflicts committee (the "Conflicts Committee"), consisting of two independent members of its Board of Directors, that is available at the General Partner's discretion to review matters involving conflicts of interest.

     The principal executive offices of the Company are located at 1301 Fifth Avenue, Suite 3725, Seattle, Washington 98101-2636. The telephone number at such offices is (206) 652-5000. The principal executive offices of the General Partner are located at 625 Madison Avenue, Suite 10-B, New York, New York 10022. The telephone number at such offices is (212) 755-1100.

     The following chart depicts the organization and ownership of the Company and the Operating Company as of March 15, 1998. The percentages reflected represent the approximate ownership interest in each of the Company and the Operating Company individually and not on an aggregate basis. Except in the following chart, the ownership percentages referred to in this Annual Report reflect the approximate effective ownership interest of the Unitholders in the Company and the Operating Company on a combined basis. The 2% ownership percentage of the General Partner referred to in this Annual Report reflects the approximate effective ownership interest of the General Partner in the Company and the Operating Company on a combined basis.

           EFFECTIVE AGGREGATE OWNERSHIP
              OF THE COMPANY AND THE
                 OPERATING COMPANY

Public Common Unitholders................... 65.4%
U.S. Timberlands Management Company, L.L.C..  9.5%
U.S. Timberlands Holdings, L.L.C............ 22.0%
Founding Directors..........................  1.1%
General Partner's Combined Interest.........  2.0%


 [ORGANIZATIONAL CHART DEPICTING COMPANY STRUCTURE AND OWNERSHIP APPEARS HERE]

THE TIMBERLANDS

   Timber Growth

     Timber growth rates reflect timberland productivity and the rate of return on a timber investment. Growth rate is an important factor in determining when to harvest timber and the harvest potential of timberlands over the long term. Merchantable timber is economically mature for harvesting when its current growth rate falls below the desired rate of return on the investment in the standing trees. The average growth rate from regeneration to economic maturity measures the capacity of the land for timber production. The Company's older and natural stands on the Timberlands that are expected to provide the near term harvest have a current average growth rate of approximately 160 board feet per acre per annum. The younger Plantations are growing at a rate that is expected to average at least 315 board feet per acre per annum to economic maturity in 50 to 60 years. This growth rate is based on calculated volumes at the time of maturity. The Company has achieved higher growth rates on the Plantations by planting seedlings which are able to begin growing immediately (as compared to the slower natural regeneration process) by eliminating competing non-timber growth from the Timberlands and by applying modern forestry practices to assist in the natural stands as well. For example, selective harvesting in the slower growing natural stands opens up the timber stand allowing for more vigorous growth of the remaining trees. When it is no longer possible to maintain acceptable growth rates in these stands they will be harvested entirely and converted to faster growing plantations.

   Harvest Plans

     The Company strives to manage all of its Timberlands, including the Plantations, in an economically prudent and environmentally sensitive manner in order to maximize their value over time. Integral to this management process are the Company's long-term harvest plans. The Company prepares its harvest plans annually based on analyses of the size and age class distribution of the Timberlands and the economic maturity of each harvest tract. A tract is considered ready to be harvested when the expected value of future tree growth on such tract falls below a target rate of return. The factors the Company considers in determining its long-term harvest plans include, among other things, current and expected market conditions, competition, customer requirements, the age, size and species distribution of the Company's timber, assumptions about timber growth rates which are improving over time as a result of technological, biological and genetic advances that improve forest management practices, expected acquisitions and dispositions, access to the Timberlands, availability of contractors, sales contracts and environmental and regulatory constraints. The Company's harvest plans reflect the Company's expectations for each year's harvest, including the sites to be harvested, the manner of harvesting such sites, the volume of each species to be harvested, the prices expected to be received for the Company's timber, the amount of stumpage sales, logging and other costs, thinning operations and other relevant information.
The Company has the flexibility to update its harvest plans during the year to take into consideration changes in these factors. The Company harvested 139 MMBF in 1997 and plans to harvest approximately 146 MMBF in 1998. Under the current harvest plans, the Company intends to harvest aggressively over approximately the next eleven years after which time the harvest level is expected to decline to a level which the Company considers to be more sustainable over the long term. The Company believes these harvest plans can be achieved; however, since harvest plans are based on certain assumptions, many of which are beyond the Company's control, there can be no assurance that the Company will be able to harvest the volumes projected in its harvest plans. While the Company's debt obligations place certain limitations on the harvest plans, the Company believes that it has sufficient flexibility to permit modifications in response to fluctuations in the market for logs and lumber and the other factors described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." If the Company's current harvest plans are pursued unaltered for the next 12 years, if it consummates the land sales contemplated by its strategic plan and if its other strategic assumptions prove to be accurate, the Company expects that its timber inventory would decline by the end of 2009 and that its more valuable species of timber would decline as a percentage of its total timber inventory by such date. The Company expects that its inventory would remain relatively stable thereafter. Long term harvest plans, growth rates and forest inventory levels will be reviewed during 1998 and 1999. Such harvest plans, land sales and other strategic assumptions do not take into account any acquisition that the Company may consummate during such period.

 Access

     The Timberlands are accessible by a system of approximately 5,000 miles of Company-owned and established roadways or low-maintenance roads. The Company uses third-party road crews to conduct construction and maintenance on the Timberlands. The Company regularly enters into reciprocal road-use agreements with the United States Department of Agriculture - Forest Service ("USFS") and the United States Department of Interior Bureau of Land Management ("BLM") and cooperates with such agencies in numerous cost-sharing arrangements regarding jointly used roads.

 Sales and Markets

     Once a block of timberland is ready to be harvested, the Company solicits offers from its customers for delivery of logs. After a price and volume have been agreed to among the parties, the Company either (i) contracts a third party to harvest the acreage and deliver to a roadside site on the Timberlands, where a contracted trucking company picks up the logs and delivers them to the customer, or (ii) sells the timber on a stumpage basis where the customer arranges to harvest and deliver the logs. When the Company sells timber on a stumpage basis, depending on the length of the contract, it may either receive payment in full upon the execution of the contract, or may receive a portion of the payment upon execution of the contract and the balance of payment when the timber is cut. In a stumpage sale, the Company generally retains the risk of loss on the timber until such time as it has been harvested by the buyer. The Company may also occasionally sell timber to customers pursuant to timber deeds. In a timber deed sale, the Company may receive a portion of the payment for the timber at the time of execution of the contract and the balance of payment at various intervals throughout the duration of the contract, and the risk of loss on the timber covered by the contract passes immediately to the buyer, regardless of when the buyer harvests the timber. The Company currently sells its sawlogs or stumpage directly to unaffiliated wood products manufacturers and sells its chips to unaffiliated pulp mills or hardboard plants. The percentage of logs which are sold as sawlogs/stumpage or pulp logs is dependent upon, among other things, the species mix and quality of the inventory harvested and the market dynamics affecting the region. Sawlogs and stumpage sales accounted for approximately 78% of the Company's revenues in 1997. Timber deeds and timber and timberland sales accounted for approximately 19.8% of the Company's revenues for 1997.

     Most of the timber on the Timberlands is softwood which, due to its long fiber, strength, flexibility and other characteristics, is generally preferred over hardwood for construction lumber and plywood. Once processed, sawlogs are suitable for use as structural grade lumber, appearance grade boards, plywood and laminated veneer and can also be manufactured for such end uses as window trim, molding and door jambs. Chips, which can be used to make hardboard or pulp, accounted for approximately 1.9% of the Company's revenues in 1997. The market price of chips has historically been volatile, rising and falling with the price of pulp. Sales of seedlings accounted for the remaining 0.3% of the Company's revenues in 1997.

     The Company's customers include numerous unaffiliated operators of conversion facilities. Since its acquisition of the Klamath Falls Timberlands in August 1996, the Company has sold logs and chips from such timberlands to 22 different customers. Concurrent with the Weyerhaeuser Acquisition, USTK arranged for Collins, a privately owned forest products company located within the Klamath Falls Timberlands, to purchase Weyerhaeuser's Klamath Falls mill facilities. At such time, the Company entered into the Collins Supply Agreement, a 10-year log supply agreement with Collins providing for purchase by the plywood mill and delivery by the Company of a minimum of 34 MMBF of logs each year at market prices. The Collins Supply Agreement is extendable by Collins for two additional five-year terms. In 1997, timber sales to Collins, Crown Pacific Partners and Boise Cascade Corporation accounted for approximately 23%, 21% and 15%, respectively, of the Company's revenue. Collins made its purchases pursuant to the Collins Supply Agreement, while the other purchases were made pursuant to short-term arrangements. Although the loss of one or more of such customers or other significant customers could have a material adverse effect on the Company's results of operations, the Company believes that the capacity for processing wood fiber in the Company's markets currently exceeds the supply and that, therefore, such customers could readily be replaced. Prior to the Company's acquisition of the Ochoco Timberlands, virtually all of the logs sold from such timberlands were sold to Ochoco's own facilities. Since the Ochoco Acquisition in July 1997, all of the sales from the Ochoco Timberlands have been and will be made to unaffiliated customers. There are currently more than 50 primary conversion facilities located within a 150-mile radius of the Company's base of operations in Klamath Falls, Oregon.

   Seasonality

     Log and stumpage sales volumes are generally at their lowest levels in the first and second quarters of each year. Heavy snowfalls in higher elevations prevent access to many areas of the Company's timberlands in the first quarter. This limited access, along with spring break-up conditions in March or April (when warming weather thaws and softens roadbeds), restricts logging operations to lower elevations and areas with rockier soil types. The result of these constraints is that sales volumes are typically at their lowest in the first quarter, improving in the second quarter and at their high during the third and fourth quarters. Most customers in the region react to this seasonality by carrying high log inventories at the end of the calendar year at a level that provides sufficient inventory to carry them to the second quarter of the following year.

     Contributing to this seasonality of log volumes is the market demand for lumber and related products which is typically lower in the first or winter quarter when activity in the construction industry is slow, but increasing during the spring, summer and fall quarters. Log and stumpage prices generally increase in the spring with this build up of construction activity matching the timing of re-entry to all forested areas and increased logging activity.

   Competition

     Due to transportation costs, domestic conversion facilities in the Pacific Northwest tend to purchase raw materials within relatively confined geographic areas, generally within a 200-mile radius. It is generally recognized that log suppliers such as the Company provide their market with a commodity product.
The Company and its competitors all benefit from the same competitive advantages in the region--namely, excess of demand, close proximity to numerous mills, and positive demographic trends of the Pacific Northwest and the West Coast. Therefore, the Company and its competitors are currently able to sell all the logs they are able to produce. Additional competitive factors within a market area generally will include species and grade, quality, ability to supply logs which consistently meet the customers' specifications and ability to meet delivery requirements. The Company believes that it has a reputation as a stable and consistent supplier of well merchandised, high-quality logs. The Company has no conversion facilities and therefore does not compete with its customers for logs. The Company believes that this gives it an advantage over certain of its competitors that also own conversion facilities.

     The Company competes with numerous private land and timber owners in the northwestern United States and the state agencies of Oregon, as well as immaterial amounts of foreign imports, primarily from Canada and New Zealand.
In addition, the Company competes with the USFS, the BLM and the Bureau of Indian Affairs. Certain of the Company's competitors have significantly greater financial resources than the Company.

     The Company believes that it competes successfully in the timber business for the following reasons: (i) the Company has substantial holdings of timber properties which include over 2.1 BBF of merchantable, good quality timber, approximately 180,000 acres of plantation timberland and a full-scale seed orchard and nursery operation located in a region where conversion facilities have been experiencing shortages in the supply of wood fiber; (ii) the Company focuses on owning timberlands rather than operating conversion facilities, which minimizes the Company's cost structure and capital expenditures, allows the Company to seek the most favorable markets for its timber rather than being committed to supply its own facilities, and ensures that the Company will not compete with its customers; (iii) the Company's senior operating management team has an average of more than 29 years of experience in the forest products industry, including experience in identifying, evaluating, completing and integrating acquisitions of timber properties; (iv) the Company's lean operating structure allows it to efficiently manage its Timberlands, and should enable it to acquire additional timberlands without commensurate increases in overhead; and (v) the Company's computerized geographic information system ("GIS") enables the Company to evaluate the optimal timing and patterns of the harvest of its Timberlands and evaluate and integrate acquisitions of additional timberlands.

RESOURCE MANAGEMENT

   Timber Resource Management

     All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company. The Company's operations involve intensive timber management and harvesting operations, which include road construction and reforestation, as well as wildlife and watershed management, all of which are carefully monitored using the Company's GIS. See "--Geographic Information System." The Company employs a number of traditional and recently developed harvesting techniques on its lands based on site-specific characteristics and other considerations. Due to the topography of the Timberlands, over 95% of the Timberlands can be harvested using lower-cost mechanical methods as opposed to higher-cost cable systems.

     Harvesting on the Timberlands is conducted using both selective and regeneration harvesting. In selective harvesting, a partial harvest provides merchantable timber and opens up the stand for supplemental growth on the remaining stand. Harvest entries are separated by approximately 10 to 15 years and each entry is prescribed for volume to be removed, spacing to be provided, and diameter limits to be harvested. In regeneration harvesting, which is used to harvest approximately 30% of the Company's timber, all merchantable volume is removed in a single harvest. After an area has been regeneration harvested, the Company employs a reforestation contractor to plant two-year-old seedlings at a density of approximately 350 trees per acre. The Company also attempts to protect and maintain the ecosystem within the Timberlands while providing for a reasonable harvest. For example, the Company typically leaves a mix of green and dead trees at the harvest site, including some large trees, snags and downed logs to provide habitats for a variety of wildlife species and enrich and protect the soil for successive generations of trees.

     Particular forestry practices vary by geographic region and depend upon factors such as soil productivity, weather, terrain, tree size, age and stocking. The rain, site and soil conditions on the east side of the Cascade Range, for example, permit management to harvest on an optimal rotation, or harvest cycle, of 50 to 60 years. Forest stands are thinned periodically to improve growth and stand quality until harvested. The Company actively utilizes commercial thinning as a timber management practice. Pre-commercial thinning, which occurs only in the Plantation stands, is utilized when the timber harvested is not merchantable. The Company believes that such thinning improves the overall productivity of the Timberlands by enhancing the growth of the remaining trees. Occasionally, revenues are generated from pre-merchantable thinning due to strong markets for wood chips.

     The Company's policy is to ensure that every acre harvested is reforested in order to enhance the long-term value of its timberlands. Based on the geographic and climatic conditions of a given harvest site, harvested areas may be regenerated naturally, by leaving mature trees to reseed the area, or replanted with seedlings. Natural regeneration methods are widely used on approximately 70% of the Company's harvested land. Approximately 28% of the Timberlands acreage currently consist of Plantations. The Company expects to convert approximately 3,000 to 6,000 acres of natural stands to Plantations annually. During 1997, the Company planted approximately 2.7 million seedlings. The Company uses genetically improved seedlings (representing approximately 90% to 95% of seedlings planted) to grow trees with desirable traits such as superior growth characteristics, good form and disease resistance, resulting in greater wood volume over a rotation than that generated by naturally regenerated seedlings. The seedlings are grown in the Company's nursery, which uses seeds from the Company's seed orchard, which was established in 1973. Such seeds are generated by trees that are created by grafting selected superior genetic stock to mature root stock.

   Geographic Information System

     The GIS is a computer software program that the Company acquired from Weyerhaeuser as part of the acquisition of the Klamath Falls Timberlands. The GIS data, which has been compiled over a period of at least four years, includes detailed topographical field maps for every stand within the Timberlands including data for the Ochoco Timberlands which was recently added by the Company, setting forth the characteristics, including age, species, size and other characteristics for the timber growing on each such stand. Using the data in the GIS, the Company can use a computer model to "grow" the timber over time, enabling it to generate long-term harvest plans and to update its inventory annually. To maintain the integrity of the data in the GIS, the Company performs a detailed ground survey of the remaining timber inventory on a tract after each harvest and updates the data in the GIS for that tract. With the aid of the GIS, the Company is able to actively manage the Timberlands, track its inventory and develop site-specific harvest plans on multiple scales, adding additional layers of detail, such as the location of roadways or wildlife nesting areas, as required. The GIS also permits the Company to analyze the impact that new legislation may have on its timberlands by inputting the proposed constraints imposed by such legislation in light of the particular field characteristics of its Timberlands. For example, the Company has recently analyzed the impact on its Timberlands of the potential listing of the bull trout as an endangered species under the Endangered Species Act, by using the GIS to review the particular characteristics of the streams and rivers located on its properties for suitability for bull trout habitat, and by overlaying the proposed regulatory restraints on harvest at the sites it determined might be suitable habitat for bull trout. The GIS will also be used to evaluate potential acquisition opportunities.

     Although GIS systems are generally available for purchase, many of the Company's competitors do not utilize GIS systems, mainly due to the relatively high initial cost and to the length of time necessary to collect sufficient data to optimize the use of the GIS. Thus, the Company believes the GIS gives it an advantage over its competitors.

   Land Sales

     In October 1997, the Company sold approximately 13,000 acres from the Klamath Falls Timberlands. The Company expects to sell additional timberland parcels in the future. The Company has identified a tract of approximately 23,000 acres that it intends to sell within the next five years and anticipates that a majority of this tract will be offered for sale in 1998.

FEDERAL AND STATE REGULATION

   Endangered Species

     The federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species may include restrictions on timber harvesting, road building and other silvicultural activities in areas containing the affected species. A number of species indigenous to the Pacific Northwest have been protected under the Endangered Species Act, including the northern spotted owl, marbled murrelet, Columbian white-tail deer, mountain caribou, grizzly bear, bald eagle, northern goshawk and various anadromous fish species. Currently, the Company has identified several spotted owl, bald eagle and northern goshawk nesting areas affecting the Timberlands and the presence of bull trout in certain of its streams, which may affect harvesting on approximately 26,000 acres.

     In 1990, the United States Fish and Wildlife Service (the "USFWS") listed the northern spotted owl as a threatened species throughout its range in Washington, Oregon and California. At the time of the listing, the USFWS issued suggested guidelines ("Guidelines") to be followed by landowners in order to comply with the Endangered Species Act's prohibition against harming or harassing owls. The Guidelines recommend several measures, including the restriction of harvest activities in areas within a certain proximity of known owl activity centers. The USFWS also proposed a rule for the conservation of the owl on non-federal land. Such proposed rule was subsequently withdrawn. The Oregon Forest Practices Act and related regulations also protect endangered species and has specific provisions governing habitat protection for the spotted owl, the bald eagle and other threatened species.

     Weyerhaeuser regularly surveyed for bald eagles on its properties and submitted the results of its surveys and its annual site management plan for each known eagle site to the Oregon Department of Fish and Wildlife. The latest survey showed that there were approximately 80 eagle sites on the Klamath Falls Timberlands. The Company observes harvesting restrictions around the eagle sites. In addition, commencing in 1990, Weyerhaeuser utilized independent wildlife consultants to survey for the presence of northern spotted owls on or affecting the Klamath Falls Timberlands. The Company has continued all survey processes for continuity of all voluntary survey initiatives and regulatory compliance. The surveys have been conducted every year in order to (i) meet the regulatory requirements for timber harvest and other management activities, (ii) monitor existing sites and determine the current status of such sites, (iii) determine if areas identified as containing suitable habitat are supporting owls and (iv) investigate other spotted owl or other species sightings. The most recent of such surveys was completed in July 1997, and identified approximately 27 northern spotted owl sites affecting the Klamath Falls Timberlands, three of which are located on the Klamath Falls Timberlands. The Company has continued these practices for the Klamath Falls Timberlands and is implementing such practices on the Ochoco Timberlands.

     The Company believes that it is managing its harvesting operations in the areas affected by protected species in substantial compliance with applicable federal and state regulations. Based on certain consultants' reports, and on management's knowledge of the Timberlands, the Company does not believe that there are any species protected under the Endangered Species Act or similar state laws that, under current regulations and Court interpretation, would materially adversely affect the Company's ability to harvest the Timberlands in accordance with current harvest plans. There can be no assurance, however, that species within the Timberlands may not subsequently receive protected status under the Endangered Species Act or that currently protected species may not be discovered in significant numbers within the Timberlands. Additionally, there can be no assurance that future legislative, administrative or judicial activities related to protected species will not adversely affect the Company or its ability to continue its activities and operations as currently conducted.

   Timberlands

     The operation of the Timberlands is subject to specialized statutes and regulations in the State of Oregon, which has enacted laws which regulate forestry operations, including the Forest Practices Act, which addresses many growing, harvesting and processing activities on forest lands. Among other requirements, these laws restrict the size and spacing of harvest units, and impose certain reforestation obligations on the owners of forest lands. The State of Oregon requires a company to provide prior notification before beginning harvesting activity. The Forest Practices Act and other state laws and regulations control timber slash burning, operations during fire hazard periods, logging activities affecting or utilizing water courses or in proximity to certain ocean and inland shore lines, water anti-degradation and certain grading and road construction activities. A number of other timber states have been considering legislation and regulations governing forest practices, and some tightening of existing controls is expected.

   Environmental Laws and Superfund

     The Company's operations are subject to federal, state and local environmental laws and regulations relating to the protection of the environment. Although the Company believes that it is in material compliance with these requirements, there can be no assurance that significant costs, civil and criminal penalties, and liabilities will not be incurred, including those relating to claims for damages to property or natural resources resulting from the Company's operations.

     Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and the Company anticipates there will be continuing changes. The trend in environmental regulations is to place more restrictions and limitations on activities that may affect the environment, such as emissions of pollutants and the generation and disposal of wastes. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for the Company and it is possible that the costs of compliance with environmental laws and regulations will continue to increase.

     Although the Company does not consider current laws and regulations relating to the environment to be materially burdensome, there can be no assurance that future legislative, administrative or judicial actions, which are becoming increasingly stringent, will not adversely affect the Company or its ability to continue its activities and operations as currently conducted. The Company is not aware of any pending legislative, administrative or judicial action relating to the protection of the environment that could materially and adversely affect the Company.

     The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as Superfund, and comparable state laws impose liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substances found at a site. Those statutes also authorize government environmental authorities such as the U.S. Environmental Protection Agency and, in some instances, third parties, to take actions in response to threats to the public health or the environment and to seek recovery of the costs incurred from the responsible persons. Based on environmental compliance auditing programs, the Company is not aware of any activities by the Company or any conditions on the Timberlands that would be likely to result in the Company being named a potentially responsible party.

   Access to Timberlands May be Limited by Federal Regulation

     A substantial portion of the Timberlands consists of sections of land that are intermingled with or adjacent to sections of federal land managed by the USFS and the BLM. Removal of trees from those portions of the Timberlands requires transportation of the logs by truck across logging and general purpose roads. In many cases, access is only, or most economically, achieved through a road or roads built across adjacent federal land pursuant to a reciprocal right-of-way ("RROW"). Removal of federal timber often requires similar access across the Timberlands. Recent litigation (not involving the Company) before the United States Court of Appeals for the Ninth Circuit held that the BLM was not required to consult with the USFWS, which administers the Endangered Species Act, prior to approving a private landowner's proposal to build an access road across federal land pursuant to an existing RROW entered into prior to the enactment of the Endangered Species Act wherein the BLM did not have discretion to disapprove a road segment due to endangered species concerns. A reversal on appeal or a rehearing of that case, or future federal law or regulation requiring the BLM to consult with the USFWS in connection with an RROW, could materially adversely affect the Company's ability to harvest the affected portion of the Timberlands. Certain of the Company's RROW agreements contain provisions that require compliance with state and federal environmental laws and regulations. To the extent that the Company acquires new Timberlands that require access through federal lands, the Company may enter into new RROW agreements with the BLM or other federal agencies which would require consultation with the USFWS. In addition, the BLM has published advance notice of its intent to revise regulations governing RROW agreements entered into the future to, among other things, expand the BLM's consideration of environmental and cultural factors in granting, issuing or renewing rights-of-way, provide the BLM with regulatory authority to object to the location of roads because of potential effects on threatened or endangered species and allow for the abandonment of rights-of-way under certain circumstances.

   Safety and Health

     The operations of the Timberlands are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes relating to the health and safety of employees. The Company believes that it is in compliance with OSHA regulations, including general industry standards, permissible exposure levels for toxic chemicals and record-keeping requirements.

EMPLOYEES

     As of January 12, 1998, the Company had 32 salaried employees, including employees of the General Partner that manage the business of the Company. The employees of the Timberlands are not unionized, and the Company believes that its employee relations are good. The Company's wage scale and benefits are generally competitive with other forest products companies. All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company.

     The Company employee benefits include a 401(k) savings plan for all employees, a health insurance plan (including co-payments and deductibles) for all employees and a medical savings plan for all employees.

FORWARD-LOOKING STATEMENTS

     This Annual Report contains forward-looking statements and information that are based on the beliefs of the Company and the General Partner, as well as assumptions made by, and information currently available to, the Company and the General Partner. All statements, other than statements of historical fact, included in this Annual Report are forward-looking statements, including, but not limited to, statements identified by the words "anticipate", "believe", "estimate" and "expect" and similar expressions and statements regarding the Company's business strategy, plans and objectives of management of the Company for future operations. Such statements reflect the current views of the Company and the General Partner with respect to future events, based on what they believe are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. The Company does not intend to update these forward-looking statements and information.

RISK FACTORS

   Cyclicality of Forest Products Industry Will Affect the Company's Results of
     Operations

     The Company's results of operations are, and will continue to be, affected by the cyclical nature of the forest products industry. Prices and demand for logs have been, and in the future can be expected to be, subject to cyclical fluctuations. The demand for logs is primarily affected by the level of new residential construction activity, and, to a lesser extent, repair and remodeling activity and other industrial uses, which are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions and other factors. Decreases in the level of residential construction activity will be reflected in reduced demand for logs, which may result in lower revenues, profits and cash flows.

   Timber Supply May Increase in the Future

     Various factors, including environmental and endangered species concerns, have limited, and are likely to continue to limit, the amount of timber offered for sale by certain United States government agencies, which historically have been major suppliers of timber to the United States forest products industry. From January 1988 to January 1998, federal timber under contract in Washington and Oregon decreased approximately 88%.

     Although the Company believes that sales of timber by United States government agencies are likely to remain at relatively low levels for the foreseeable future, any reversal of policy that substantially increases such sales could significantly reduce prices for logs, which could have a material adverse effect on the Company. Furthermore, increased imports from Canada (due to the expiration in 2001 of the United States-Canada lumber trade agreement or otherwise) and other foreign countries could reduce the prices the Company receives for its timber.

   The Company's Ability to Harvest Timber Will be Subject to Limitations

     Revenues, net income and cash flow from the Company's operations will be dependent to a significant extent on its ability to harvest timber at adequate levels. There can be no assurance that the Company will in the future achieve harvest levels necessary to maintain or increase revenues, net income or cash flows. Weather conditions, timber growth cycles, access limitations and regulatory requirements associated with the protection of wildlife and water resources or any shortage of contract loggers may restrict harvesting of the Timberlands, as may other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters. For example in 1993, approximately 30,000 acres of the Timberlands had to be partially salvaged due to an infestation of the fir engraver beetle. One or more major fires on the Timberlands could adversely affect the Company's operating results. Although damage from such causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage to the Timberlands will, in fact, be so limited. The risks to the Company described above are somewhat heightened because of the concentration of the Timberlands in central Oregon. As is typical in the forest products industry, the

Company does not maintain insurance coverage with respect to damage to its timberlands. Even if such insurance were available, the cost would be prohibitive.

     A substantial portion of the Klamath Falls Timberlands consists of sections of land that are intermingled with or adjacent to sections of federal land managed by USFS and BLM. In many cases, access is only, or most economically, achieved through a road or roads built across adjacent federal land. In order to access such intermingled timberlands, the Company has in the past obtained and will need to continue to obtain either temporary or permanent access rights across these public lands. Although the Company currently has legal access to substantially all of the merchantable timber included in the Timberlands, this process has often been, and will likely continue to be, affected by, among other things, the requirements of the Endangered Species Act, the National Environmental Policy Act and the Clean Water Act. See "--Federal and State Regulation."

   The Company is Subject to Federal and State Environmental and Endangered
     Species Regulation

     The Company is subject to regulation under various environmental laws, including the Endangered Species Act, as well as similar state laws and regulations. The Endangered Species Act and state legislation protect species threatened with possible extinction. A number of species indigenous to the Timberlands have been and in the future may be protected under these laws, including the northern spotted owl, bald eagle, northern goshawk and bull trout. Protection of endangered and threatened species may include restrictions or prohibitions on timber harvesting, road building and other silvicultural activities on private, federal and state land containing the affected species. See "--Federal and State Regulation."

     Although the Company has identified bald eagle, northern spotted owl and northern goshawk nesting areas on the Timberlands and the presence of bull trout in certain of its streams, the Company, in cooperation with the Oregon Department of Fish and Wildlife, has developed plans for managing such species and does not believe that such plans will have a material adverse effect on the Company's ability to harvest the Timberlands in accordance with current harvest plans. There can be no assurance, however, that species on or around the Timberlands may not subsequently receive protected status under the Endangered Species Act or that currently protected species may not be discovered in significant numbers on or around the Timberlands. Any such changes could materially and adversely affect the results of operations of the Company.

     The Federal Water Pollution Control Act authorizes the regulation of wetland areas. Timberlands within a wetlands area may be subject to access limitations or prohibitions, and may involve the expenditure of substantial sums for the protection of such wetland areas. The Federal Insecticide, Fungicide, and Rodenticide Act regulates the use of pesticides that may be used in forestry practices. Violations of various statutory and regulatory programs that apply to the Company's operations can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. There can be no assurance that such laws or future legislation or administrative or judicial action with respect to protection of the environment will not adversely affect the Company.

   The Company Experiences Significant Competition

     The forest products industry is highly competitive in terms of price and quality. Many of the Company's competitors have substantially greater financial and operating resources than the Company. Wood products are subject to increasing competition from a variety of non-wood products, which affects the demand for logs. In addition, competition from imported logs and end-use wood products from foreign sources into the United States may adversely affect the demand and prices for the Company's timber. To the extent there is a significant increase in competitive pressures, the Company's results of operations could be materially and adversely affected. See "--The Timberlands-- Competition."

   Risks of Acquisition Strategy

     The Company intends to pursue acquisitions as one means of increasing both the value of the Company's Units and its cash flow. The Company cannot predict whether it will be successful in consummating any such acquisitions or what the consequences of any such acquisitions would be. Moreover, there can be no assurance that general economic or industry conditions will be conducive to the Company's acquisition strategy, that the Company will be able to identify and acquire any such assets or businesses on economically acceptable terms, that any acquisitions will not be dilutive to earnings and distributions to Unitholders or that any additional debt incurred to finance an acquisition will not affect the ability of the Company to make distributions to Unitholders. The Company is subject to certain covenants in agreements governing its indebtedness that might restrict the ability of the Company to incur indebtedness to finance acquisitions.

     The Company's acquisition strategy involves numerous risks, including difficulties inherent in the integration of operations and systems, the diversion of management's attention from other business concerns and the potential loss of key employees of acquired businesses. In addition, future acquisitions also may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to secure additional financing. There is no assurance that such additional financing will be available to the Company on acceptable terms.

   The Company Will Be Dependent Upon Key Personnel

     The Company believes that its success will depend to a significant extent upon the efforts and abilities of its operating management team. The failure by the General Partner to retain the key members of its senior operating management team could adversely affect the financial condition or results of operations of the Company. See "Executive Compensation--Employment Agreements."

   Dependence on Certain Key Customers

     The Company currently derives a significant portion of its revenues from sales of timber to certain key customers. The loss of these or other significant customers could materially adversely affect the Company's results of operations.

   Cash Distributions Are Not Guaranteed, May Fluctuate with Company Performance and Are Limited by Debt Instruments

     Although the Company will distribute all of its Available Cash (as defined below), there can be no assurance regarding the amounts of Available Cash to be generated by the Company. The actual amounts of cash distributions may fluctuate and will depend upon numerous factors, including cash flow generated by operations, required principal and interest payments on the Company's debt, the costs of acquisitions (including related debt service payments), restrictions contained in the Company's debt instruments, issuances of debt and equity securities by the Company, fluctuations in working capital, capital expenditures, adjustments in reserves, prevailing economic conditions and financial, business and other factors, a number of which will be beyond the control of the Company and the General Partner. Cash distributions are dependent primarily on cash flow, including from reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items. Therefore, cash distributions might be made during periods when the Company records losses and might not be made during periods when the Company records profits.

     The Partnership Agreement gives the General Partner broad discretion in establishing reserves for the proper conduct of the Company's business that will affect the amount of Available Cash. Because the business of the Company is seasonal, the General Partner will make additions to reserves during certain quarters in order to fund operating expenses, interest and principal payments and cash distributions to partners with respect to other quarters. The effect of the establishment of such operating reserves is to increase the likelihood that the Minimum Quarterly Distribution will be paid in any given quarter but to decrease the likelihood that any amount in excess of the Minimum Quarterly Distribution will be paid in such quarter. The Notes and the Bank Credit Facility prohibit the Company from making distributions to Unitholders during an event of default and from distributing to Unitholders the proceeds of harvests in excess of specified levels. The Notes also effectively prohibit the Company, with respect to any quarter that the Consolidated Fixed Charge Coverage Ratio (as defined in the indenture governing the Notes) is equal to or less than 1.75 to 1.00, from distributing to Unitholders more than $7.5 million less the aggregate amount of distributions made with respect to any of the immediately preceding 16 quarters during which the Consolidated Fixed Charge Coverage Ratio was equal to or less than 1.75 to
1.00. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any subsequent refinancing of the Notes, the Bank Credit Facility or any other indebtedness incurred by the Company may have similar restrictions. As a result of these and other factors, there can be no assurance regarding the actual levels of cash distributions to Unitholders by the Company.

   The Company Has a Limited Operating History

     The Klamath Falls Timberlands and the Ochoco Timberlands, prior to their acquisition by the Company, had been part of Weyerhaeuser and Ochoco, respectively, and had not been operated as separate businesses or divisions. In addition, prior to the Company's acquisition of the Timberlands, sales from the Timberlands were generally made to affiliated conversion facilities and not to unaffiliated customers. Although the Company has operated the Klamath Falls Timberlands since September 1996, and sales during such period have been made exclusively to unaffiliated customers, there can be no assurance that the Company will be able to manage successfully the Timberlands as a separate business on a profitable basis.

   The Company's Indebtedness May Affect its Operations

     As of December 31, 1997, the Company's total long-term indebtedness was $225.0 million, representing 60.7% of the Company's total capitalization. As a result, the Company is significantly leveraged and has indebtedness that is substantial in relation to its partners' capital. Future borrowings could result in a significant increase in the Company's leverage. The ability of the Company to make principal and interest payments depends on future performance, which performance is subject to many factors, a number of which will be outside the Company's control. The Company's leverage may adversely affect the ability of the Company to finance its future operations and capital needs, limit its ability to pursue acquisitions and other business opportunities and make its results of operations more susceptible to adverse economic or operating conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Unitholders Have Limited Voting Rights

     The General Partner manages and operates the Company. Unlike the holders of common stock in a corporation, Unitholders have only limited voting rights on matters affecting the Company's business. Unitholders have no right to elect the General Partner on an annual or other continuing basis, and the General Partner may not be removed except pursuant to the vote of the holders of at least 66 2/3% of the outstanding Units (including Units owned by the General Partner and its affiliates) and upon the election of a successor general partner by the vote of the holders of at least a Unit Majority. All of the other matters requiring the approval of the Unitholders first require the support of the General Partner and then require the approval of holders of at least a Unit Majority. As a result, Unitholders have limited influence on matters affecting the operation of the Company.

   The Company May Issue Additional Units thereby Diluting Existing Unitholders'
     Interests

     The Company generally has the authority under the Partnership Agreement to issue an unlimited number of additional Common Units, Subordinated Units or other equity securities for such consideration and on such terms and conditions as are established by the General Partner, in its sole discretion without the approval of the Unitholders. A total of 8,577,487 Common Units and 4,282,120 Subordinated Units are currently outstanding. During the Subordination Period, however, the Company may not issue equity securities ranking prior or senior to the Common

Units or an aggregate of more than 7,458,684 additional Common Units (excluding the 1,118,803 Common Units issued upon the exercise of the underwriters' over-allotment option in connection with the Initial Offering and Common Units issued upon conversion of Subordinated Units and for certain other limited purposes) or an equivalent number of securities ranking on a parity with the Common Units without the approval of holders of a Unit Majority. After the end of the Subordination Period, the Company may issue an unlimited number of limited partner interests of any type (including interests ranking prior or senior to the Common Units) without the approval of the Unitholders. The Partnership Agreement does not give the holders of Common Units the right to approve the issuance by the Company of equity securities ranking junior to the Common Units at any time. Based on the circumstances of each case, the issuance of additional Common Units, Subordinated Units or other securities may reduce the cash available for distribution to holders of previously outstanding Units, dilute the value of the interests of the then-existing holders of Units in the net assets of the Company or make it more difficult for a person or group to remove the General Partner or otherwise change the management of the Company.

   No Removal of the General Partner Without Its Consent

     The Partnership Agreement contains certain provisions that may have the effect of discouraging a person or group from attempting to remove the General Partner or otherwise change the management of the Company. If the General Partner is removed as general partner of the Company under circumstances where Cause does not exist and Units held by the General Partner and its affiliates are not voted in favor of such removal, (i) the Subordination Period will end and all outstanding Subordinated Units will immediately convert into Common Units on a one-for-one basis, (ii) any existing arrearages in the distribution of the Minimum Quarterly Distribution on the Common Units will be extinguished and (iii) the General Partner will have the right to convert its general partner interest (and its right to receive Incentive Distributions) into Common Units or to receive cash in exchange for such interests. Further, if any person or group (other than the General Partner or its affiliates) acquires beneficial ownership of 20% or more of any class of Units then outstanding, such person or group will lose voting rights with respect to all of its Units. In addition, the Company has substantial latitude in issuing equity securities without Unitholder approval. The Partnership Agreement also contains provisions limiting the ability of Unitholders to call meetings of Unitholders or to acquire information about the Company's operations as well as other provisions limiting the Unitholders' ability to influence the manner or direction of management. The effect of these provisions may be to diminish the price at which the Subordinated Units will trade under certain circumstances.

   Tax Treatment is Dependent on Partnership Status

     The availability to a Unitholder of the federal income tax benefits of an investment in the Company depends on the classification of the Company as a partnership for federal income tax purposes. The Company believes that, under current law, the Company and the Operating Company have been and will be classified as a partnership for federal income tax purposes. No ruling from the IRS as to classification has been or is expected to be requested. One of the factors on which the Company's belief is based is that at least 90% of the Company's gross income for each taxable year has been and will be "qualifying income." Whether the Company will continue to be classified as a partnership in part depends, therefore, on the Company's ability to meet this qualifying income test in the future.

     If the Company were classified as an association taxable as a corporation for federal income tax purposes, the Company would pay tax on its income at corporate rates (currently a 35% federal rate), distributions would generally be taxed again to the Unitholders as corporate distributions, and no income, gains, losses or deductions would flow through to the Unitholders. Because a tax would be imposed upon the Company as an entity, the cash available for distribution to the Unitholders would be substantially reduced. Treatment of the Company as an association taxable as a corporation or otherwise as a taxable entity would result in a material reduction in the anticipated cash flow and after-tax return to the Unitholders and thus would likely result in a substantial reduction in the value of the Units.

     There can be no assurance that the law will not be changed so as to cause the Company to be treated as an association taxable as a corporation for federal income tax purposes or otherwise to be subject to entity-level taxation. The Partnership Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects the Company to taxation as a corporation or otherwise subjects the Company to entity-level taxation for federal, state or local income tax purposes, certain provisions of the Partnership Agreement will be subject to change, including a decrease in the Minimum Quarterly Distribution and the Target Distribution Levels to reflect the impact of such law on the Company.

   No IRS Ruling With Respect to Tax Consequences

     No ruling has been requested from the IRS with respect to classification of the Company as a partnership for federal income tax purposes, whether the Company's timber operations generate "qualifying income" under Section 7704 of the Code or any other matter affecting the Company. Accordingly, the IRS may adopt positions that differ from the conclusions expressed herein. It may be necessary to resort to administrative or court proceedings in an effort to sustain some or all of the conclusions, and some or all of such conclusions ultimately may not be sustained. Any such contest with the IRS may materially and adversely impact the market for the Units and the prices at which the Units trade. In addition, the costs of any contest with the IRS will be borne directly or indirectly by some or all of the Unitholders and the General Partner.

   Tax Liability Exceeding Cash Distributions

     A Unitholder will be required to pay federal income taxes and, in certain cases, state and local income taxes on his allocable share of the Company's income, whether or not he receives cash distributions from the Company. There is no assurance that a Unitholder will receive cash distributions equal to his allocable share of taxable income from the Company or even the tax liability to him resulting from that income. Further, a Unitholder may incur a tax liability, in excess of the amount of cash received, upon the sale of his Units.

   Ownership of Units by Tax-Exempt Organizations and Certain Other Investors

     Investment in Units by certain tax-exempt entities, regulated investment companies and foreign persons raises issues unique to such persons. For example, much of the taxable income derived by most organizations exempt from federal income tax (including IRAs and other retirement plans) from the ownership of a Unit will be unrelated business taxable income and thus will be taxable to such a Unitholder.

   Limitation on the Deductibility of Losses

     In the case of taxpayers subject to the passive loss rules (generally, individuals and closely held corporations), losses generated by the Company will only be available to offset future income generated by the Company and cannot be used to offset income from other activities, including other passive activities or investments. Passive losses which are not deductible because they exceed the Unitholder's income generated by the Company may be deducted in full when the Unitholder disposes of his entire investment in the Company in a fully taxable transaction to an unrelated party. Net passive income from the Company may be offset by unused Company losses carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships.

   Tax Shelter Registration; Potential IRS Audit

     The Company is registered with the Secretary of the Treasury as a "tax shelter." No assurance can be given that the Company will not be audited by the IRS or that tax adjustments will not be made. The rights of a Unitholder owning less than a 1% interest in the Company to participate in the income tax audit process are very limited. Further, any adjustments in the Company's tax returns will lead to adjustments in the Unitholders' tax returns and may lead to audits of Unitholders' tax returns and adjustments of items unrelated to the Company. Each Unitholder would bear the cost of any expenses incurred in connection with an examination of such Unitholder's personal tax return. Registration as a tax shelter may increase the risk of an audit.

   Possible Loss of Tax Benefits Relating to Non-uniformity of Units and
     Nonconforming Depreciation Conventions

     Because the Company cannot match transferors and transferees of Units, uniformity of the economic and tax characteristics of the Units to a purchaser of Units must be maintained. To maintain uniformity and for other reasons, the Company will adopt certain depreciation and amortization conventions that do not conform with all aspects of certain proposed and final Treasury Regulations. A successful challenge to those conventions by the IRS could adversely affect the amount of tax benefits available to a purchaser of Units and could have a negative impact on the value of the Units.

   State, Local and Other Tax Considerations

     In addition to federal income taxes, Unitholders will likely be subject to other taxes, such as state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which the Company does business or owns property. A Unitholder will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which the Company does business or owns property and may be subject to penalties for failure to comply with those requirements. The Company currently owns property and/or conducts business in Oregon and Washington. Oregon currently imposes a personal income tax. It is the responsibility of each Unitholder to file all United States federal, state and local tax returns that may be required of such Unitholder.

   Tax Gain or Loss on Disposition of Units

     A Unitholder who sells Units will recognize gain or loss equal to the difference between the amount realized (including his share of Company nonrecourse liabilities) and his adjusted tax basis in such Units (which also includes his share of Company nonrecourse liabilities). Thus, prior Company distributions in excess of cumulative net taxable income in respect of a Unit which decreased a Unitholder's tax basis in such Unit will, in effect, become taxable income if the Unit is sold at a price greater than the Unitholder's tax basis in such Units, even if the price is less than his original cost. A portion of the amount realized (whether or not representing gain) may be ordinary income. Furthermore, should the IRS successfully contest certain conventions to be used by the Company, a Unitholder could realize more gain on the sale of Units than would be the case under such conventions without the benefit of decreased income in prior years.

   Reporting of Company Tax Information and Risk of Audits

     The Company will furnish each Unitholder a Schedule K-1 that sets forth his share of Company income, gains, losses and deductions. In preparing these schedules, the Company will use various accounting and reporting conventions and adopt various depreciation and amortization methods. There is no assurance that these schedules will yield a result that conforms to statutory or regulatory requirements or to administrative pronouncements of the IRS. Further, the Company's tax return may be audited, and any such audit could result in an audit of a Unitholder's individual tax return as well as increased liabilities for taxes because of adjustments resulting from the audit.

   Cost Reimbursements and Fees Due to the General Partner May Be Substantial

     Prior to making any distribution on the Common Units, the Company will reimburse the General Partner and its affiliates (including officers and directors of the General Partner) for all expenses incurred by the General Partner and its affiliates on behalf of the Company rather than by the Company directly (including wages and salaries of employees, officers and directors of the General Partner), which expenses are determined by the General Partner in its sole discretion. In addition, the General Partner and its affiliates may provide services to the Company for which the Company will be charged reasonable fees as determined by the General Partner, and its affiliates may provide services to the Company for which the Company will be charged reasonable fees as determined by the General Partner. The reimbursement of such expenses and the payment of any such fees could adversely affect the ability of the Company to make distributions.

   The General Partner Will Have a Limited Call Right with Respect to the
     Limited Partner Interests

     If at any time less than 20% of the then-issued and outstanding limited partner interests of any class are held by persons other than the General Partner and its affiliates, the General Partner will have the right, which it may assign to any of its affiliates or the Company, to acquire all, but not less than all, of the remaining limited partner interests of such class held by such unaffiliated persons at a price generally equal to the then-current market price of limited partner interests of such class. As a consequence, a holder of Units may be required to sell his Units at a time when he may not desire to sell them or at a price that is less than the price he would desire to receive upon such sale. A holder may also incur a tax liability upon such sale.

   Unitholders May Not Have Limited Liability in Certain Circumstances;
     Liability for Return of Certain Distributions

     The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. If it were determined that the Company had been conducting business in any state without compliance with the applicable limited partnership statute, or that the right or the exercise of the right by the Unitholders as a group to remove or replace the General Partner, to make certain amendments to the Partnership Agreement or to take other action pursuant to the Partnership Agreement constituted participation in the "control" of the Company's business, then the Unitholders could be held liable in certain circumstances for the Company's obligations to the same extent as a general partner. In addition, under certain circumstances a Unitholder may be liable to the Company for the amount of a distribution for a period of three years from the date of the distribution.

   Conflicts of Interest and Fiduciary Responsibilities

     Conflicts of interest could arise as a result of the relationships between the Company, on the one hand, and the General Partner and its affiliates, on the other. The directors and officers of the General Partner have fiduciary duties to manage the General Partner in a manner beneficial to its members. At the same time, the General Partner has fiduciary duties to manage the Company in a manner beneficial to the Company and the Unitholders. The duties of the General Partner, as general partner, to the Company and the Unitholders, therefore, may come into conflict with the duties of management of the General Partner to its members.

     Conflicts of interest might arise with respect to the following matters, among others:

          (i) Decisions of the General Partner with respect to the amount and timing of timber harvests, stumpage sales, property sales, cash expenditures, borrowings, issuances of additional Units and creation of reserves in any quarter will affect whether, or the extent to which, there is sufficient Available Cash from Operating Surplus to meet the Minimum Quarterly Distribution and Target Distribution Levels on all Units in a given quarter. In addition, actions by the General Partner may have the effect of enabling the General Partner to receive Incentive Distributions. See "--Cash Distribution Policy."

          (ii) The Company does not have any employees and relies solely on employees of the General Partner and its affiliates.

          (ii) Under the terms of the Partnership Agreement, the Company reimburses the General Partner and its affiliates for costs incurred in managing and operating the Company, including costs incurred in rendering corporate staff and support services to the Company.

          (iv) Whenever possible, the General Partner limits the Company's liability under contractual arrangements to all or particular assets of the Company, with the other party thereto having no recourse against the General Partner or its assets.

          (v) Any agreements between the Company and the General Partner and its affiliates will not grant to the Unitholders, separate and apart from the Company, the right to enforce the obligations of the General Partner and such affiliates in favor of the Company. Therefore, the General Partner, in its capacity as the general partner of the Company, will be primarily responsible for enforcing such obligations.

          (vi) Under the terms of the Partnership Agreement, the General Partner is not restricted from causing the Company to pay the General Partner or its affiliates for any services rendered on terms that are fair and reasonable to the Company or entering into additional contractual arrangements with any of such entities on behalf of the Company. Neither the Partnership Agreement nor any of the other agreements, contracts and arrangements between the Company, on the one hand, and the General Partner and its affiliates, on the other, are or will be the result of arm's-length negotiations.

          (vii) The General Partner may exercise its right to call for and purchase Units as provided in the Partnership Agreement or assign such right to one of its affiliates or to the Company.

          (viii) The Partnership Agreement provides that the General Partner is generally restricted from engaging in any business activities other than those incidental to its ownership of interests in the Company. In addition, affiliates of the General Partner are restricted from engaging in Restricted Activities (as defined in the Glossary) in North America. Affiliates may, however, engage in any other activity in competition with the Company and may engage in Restricted Activities outside of North America. "Restricted Activities" include the (i) acquisition, exchange, operation or sale of timber-producing real property or rights to harvest timber, a principal purpose of which is producing logs or other forest products, (ii) harvesting of timber other than harvesting which is incidental to the ownership or operation of real property not owned or operated for a principal purpose of producing logs or other forest products, (iii) sale, exchange or purchase of logs other than sales, exchanges or purchases which are incidental to the ownership or operation of real property not owned or operated for a principal purpose of producing logs or other forest products, and (iv) any and all other activities relating to the forest products industry to the extent such activities compete with activities of the Company or the Operating Company. There can be no assurance that there will not be competition between the Company and affiliates of the General Partner in the future.

     Unless provided for otherwise in the partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. The Partnership Agreement expressly permits the General Partner to resolve conflicts of interest between itself or its affiliates, on the one hand, and the Company or the Unitholders, on the other, and to consider, in resolving such conflicts of interest, the interests of other parties in addition to the interests of the Unitholders. In addition, the Partnership Agreement provides that a purchaser of Common Units is deemed to have consented to certain conflicts of interest and actions of the General Partner and its affiliates that might otherwise be prohibited, including those described in clauses (i)-(viii) above, and to have agreed that such conflicts of interest and actions do not constitute a breach by the General Partner of any duty stated or implied by law or equity. The General Partner will not be in breach of its obligations under the Partnership Agreement or its duties to the Company or the Unitholders if the resolution of such conflict is fair and reasonable to the Company. The latitude given in the Partnership Agreement to the General Partner in resolving conflicts of interest may significantly limit the ability of a Unitholder to challenge what might otherwise be a breach of fiduciary duty.

     The Partnership Agreement expressly limits the liability of the General Partner by providing that the General Partner, its affiliates and its officers and directors will not be liable for monetary damages to the Company, the limited partners or assignees for errors of judgment or for any acts or omissions if the General Partner and such other persons acted in good faith. In addition, the Company is required to indemnify the General Partner, its affiliates and their respective officers, directors, employees, agents and trustees to the fullest extent permitted by law against liabilities, costs and expenses incurred by the General Partner or such other persons, if the General Partner or such persons acted in good faith and in a manner they reasonably believed to be in, or (in the case of a person other than the General

Partner) not opposed to, the best interests of the Company and, with respect to any criminal proceedings, had no reasonable cause to believe the conduct was unlawful.

     The provisions of Delaware law that allow the common law fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and the General Partner has not obtained an opinion of counsel covering the provisions set forth in the Partnership Agreement that purport to waive or restrict the fiduciary duties of the General Partner that would be in effect under common law were it not for the Partnership Agreement.

CASH DISTRIBUTION POLICY

   General

     The Company will distribute to its partners, on a quarterly basis, all of its Available Cash in the manner described herein. Available Cash is defined in the Glossary and generally means, with respect to any quarter of the Company, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the reasonable discretion of the General Partner to (i) provide for the proper conduct of the Company's business, (ii) comply with applicable law or any Company debt instrument or other agreement, or
(iii) provide funds for distributions to Unitholders and the General Partner in respect of any one or more of the next four quarters.

     Cash distributions will be characterized as distributions from either Operating Surplus or Capital Surplus. This distinction affects the amounts distributed to Unitholders relative to the General Partner, and under certain circumstances it determines whether holders of Subordinated Units receive any distributions.

     Operating Surplus is defined in the Glossary and refers generally to (i) the cash balance of the Company on the date the Company commences operations, plus $15.0 million, plus all cash receipts of the Company from its operations since the closing of the Transactions, less (ii) all Company operating expenses, debt service payments (including reserves therefor but not including payments required in connection with the sale of assets or any refinancing with the proceeds of new indebtedness or an equity offering), maintenance capital expenditures and reserves established for future Company operations, in each case since the closing of the Transactions.

     Capital Surplus is also defined in the Glossary and will generally be generated only by borrowings (other than for working capital purposes), sales of debt and equity securities and sales or other dispositions of assets for cash (other than inventory, accounts receivable and other assets all as disposed of in the ordinary course of business and up to $50.0 million of land sales).

     To avoid the difficulty of trying to determine whether Available Cash distributed by the Company is from Operating Surplus or from Capital Surplus, all Available Cash distributed by the Company from any source will be treated as distributed from Operating Surplus until the sum of all Available Cash distributed since the commencement of the Company equals the Operating Surplus as of the end of the quarter prior to such distribution. Any Available Cash in excess of such amount (irrespective of its source) will be deemed to be from Capital Surplus and distributed accordingly.

     If Available Cash from Capital Surplus is distributed in respect of each Common Unit in an aggregate amount per Common Unit equal to $21.00 (the "Initial Unit Price"), plus any Common Unit Arrearages, the distinction between Operating Surplus and Capital Surplus will cease, and all distributions of Available Cash will be treated as if they were from Operating Surplus. The Company does not anticipate that there will be significant distributions from Capital Surplus.

     The Subordinated Units are a separate class of interests in the Company, and the rights of holders of such interests to participate in distributions to partners differ from the rights of the holders of Common Units. For any given quarter, any Available Cash will be distributed to the General Partner and to the holders of Common Units, and may also be distributed to the holders of Subordinated Units depending upon the amount of Available Cash for the quarter, the amount of Common Unit Arrearages, if any, and other factors discussed below.

     The Incentive Distributions are nonvoting limited partner interests that represent the right to receive an increasing percentage of quarterly distributions of Available Cash from Operating Surplus after the Target Distribution Levels have been achieved. The Target Distribution Levels are based on the amounts of Available Cash from Operating Surplus distributed in excess of the payments made with respect to the Minimum Quarterly Distribution and Common Unit Arrearages, if any, and the related 2% distribution to the General Partner.

     Subject to the limitations described under "--The Partnership Agreement-- Issuance of Additional Securities," the Company has the authority to issue additional Units or other equity securities of the Company for such consideration and on such terms and conditions as are established by the General Partner in its sole discretion and without the approval of the Unitholders. It is possible that the Company will fund acquisitions of other timber assets through the issuance of additional Units or other equity securities of the Company. Holders of any additional Units issued by the Company will be entitled to share equally with the then-existing holders of Common Units in distributions of Available Cash by the Company. In addition, the issuance of additional Partnership Interests may dilute the value of the interests of the then-existing holders of Units in the net assets of the Company. The General Partner will be required to make an additional capital contribution to the Company or the Operating Company (other than in connection with the exercise of the over-allotment option) in connection with the issuance of additional Partnership Interests.

     The discussion in the sections below indicates the percentages of cash distributions required to be made to the General Partner and the holders of Common Units and the circumstances under which holders of Subordinated Units are entitled to cash distributions and the amounts thereof.

   Quarterly Distributions of Available Cash

     The Company will make distributions to its partners with respect to each quarter of the Company prior to its liquidation in an amount equal to 100% of its Available Cash for such quarter. The Company expects to make distributions of all Available Cash within approximately 45 days after the end of each quarter, commencing with the quarter ending March 31, 1998, to holders of record on the applicable record date. The Minimum Quarterly Distribution and the Target Distribution Levels for the period from the closing of the Initial Offering through March 31, 1998 will be adjusted upward based on the actual length of such period. The Minimum Quarterly Distribution and the Target Distribution Levels are also subject to certain other adjustments as described below under "- -Distributions from Capital Surplus" and "--Adjustment of Minimum Quarterly Distribution and Target Distribution Levels."

     With respect to each quarter during the Subordination Period, to the extent there is sufficient Available Cash, the holders of Common Units will have the right to receive the Minimum Quarterly Distribution, plus any Common Unit Arrearages, prior to any distribution of Available Cash to the holders of Subordinated Units. This subordination feature will enhance the Company's ability to distribute the Minimum Quarterly Distribution on the Common Units during the Subordination Period. There is no guarantee, however, that the Minimum Quarterly Distribution will be made on the Common Units. Upon expiration of the Subordination Period, all Subordinated Units will be converted on a one-for-one basis into Common Units and will participate pro rata with all other Common Units in future distributions of Available Cash. Under certain circumstances, up to 2,141,060 Subordinated Units may convert into Common Units prior to the expiration of the Subordination Period. Common Units will not accrue arrearages with respect to distributions for any quarter after the Subordination Period and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

   Distributions from Operating Surplus during Subordination Period

     The Subordination Period will generally extend from the closing of the Initial Offering until the first day of any quarter beginning after December 31, 2002 in respect of which (i) distributions of Available Cash from Operating Surplus on the Common Units and the Subordinated Units with respect to each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the Common Units and Subordinated Units during such periods, (ii) the Adjusted Operating Surplus generated during each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units that were outstanding during such period on a fully-diluted basis and the related distribution on the general partner interest in the Company and the managing member interest in the Operating Company, and (iii) there are no outstanding Common Unit Arrearages.

     Prior to the end of the Subordination Period, a portion of the Subordinated Units will convert into Common Units on a one-for-one basis on the first day after the record date established for the distribution in respect of any quarter ending on or after (a) December 31, 2000 with respect to one-quarter of the Subordinated Units (1,070,530 Subordinated Units), and (b) December 31, 2001 with respect to one-quarter of the Subordinated Units (1,070,530 Subordinated Units), in respect of which (i) distributions of Available Cash from Operating Surplus on the Common Units and the Subordinated Units with respect to each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods, (ii) the Adjusted Operating Surplus generated during each of the two consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the Common Units and Subordinated Units that were outstanding during such period on a fully diluted basis and the related distribution on the general partner interest in the Company and the managing member interest in the Operating Company, and (iii) there are no outstanding Common Unit Arrearages; provided, however, that the early conversion of the second one-quarter of Subordinated Units may not occur until at least one year following the early conversion of the first one-quarter of Subordinated Units.

     Upon expiration of the Subordination Period, all remaining Subordinated Units will convert into Common Units on a one-for-one basis and will thereafter participate, pro rata, with the other Common Units in distributions of Available Cash. In addition, if the General Partner is removed as the general partner of the Company under circumstances where Cause does not exist and Units held by the General Partner and its affiliates are not voted in favor of such removal, (i) the Subordination Period will end and all outstanding Subordinated Units will immediately convert into Common Units on a one-for-one basis, (ii) any existing Common Unit Arrearages will be extinguished and (iii) the General Partner will have the right to convert its general partner interest (and its right to receive Incentive Distributions) into Common Units or to receive cash in exchange for such interests.

     "Adjusted Operating Surplus" for any period generally means Operating Surplus generated during such period, less (a) any net increase in working capital borrowings during such period and (b) any net reduction in cash reserves for Operating Expenditures during such period not relating to an Operating Expenditure made during such period; and plus (x) any net decrease in working capital borrowings during such period and (y) any net increase in cash reserves for Operating Expenditures during such period required by any debt instrument for the repayment of principal, interest or premium. Operating Surplus generated during a period is equal to the difference between (i) the Operating Surplus determined at the end of such period and (ii) the Operating Surplus determined at the beginning of such period.

     Distributions by the Company of Available Cash from Operating Surplus with respect to any quarter during the Subordination Period will be made in the following manner:

          first, 98% to the Common Unitholders, pro rata, and 2% to the General Partner, until there has been distributed in respect of each outstanding Common Unit an amount equal to the Minimum Quarterly Distribution for such quarter;

          second, 98% to the Common Unitholders, pro rata, and 2% to the General Partner, until there has been distributed in respect of each outstanding Common Unit an amount equal to any Common Unit Arrearages accrued and unpaid with respect to any prior quarters during the Subordination Period;

          third, 98% to the Subordinated Unitholders, pro rata, and 2% to the General Partner, until there has been distributed in respect of each outstanding Subordinated Unit an amount equal to the Minimum Quarterly Distribution for such quarter; and

          thereafter, in the manner described in "--Incentive Distributions" below.

     Notwithstanding the foregoing, no distributions may be made on the Subordinated Units with respect to any quarter if the Consolidated Fixed Charge Coverage Ratio (as defined in the Partnership Agreement) for the four-quarter period ended with such quarter is equal to or less than 1.75 to 1.00.

     The above references to the 2% of Available Cash from Operating Surplus distributed to the General Partner are references to the amount of the percentage interest in distributions from the Company and the Operating Company of the General Partner (exclusive of its or any of its affiliates' interests as holders of Common Units or Subordinated Units). The General Partner owns a 1% general partner interest in the Company and a 1.0101% managing member interest in the Operating Company. Other references in this Prospectus to the General Partner's 2% interest or to distributions of 2% of Available Cash are also references to the amount of the combined percentage interest in the Company and the Operating Company of the General Partner (exclusive of its or any of its affiliates' interests as holders of Common Units or Subordinated Units). With respect to any Common Unit, the term "Common Unit Arrearages" refers to the amount by which the Minimum Quarterly Distribution in any quarter during the Subordination Period exceeds the distribution of Available Cash from Operating Surplus actually made for such quarter on a Common Unit issued in this offering, cumulative for such quarter and all prior quarters during the Subordination Period. Common Unit Arrearages will not accrue interest.

   Distributions from Operating Surplus after Subordination Period

     Distributions by the Company of Available Cash from Operating Surplus with respect to any quarter after the Subordination Period will be made in the following manner:

          first, 98% to all Unitholders, pro rata, and 2% to the General Partner, until there has been distributed in respect of each Unit an amount equal to the Minimum Quarterly Distribution for such quarter; and

          thereafter, in the manner described in "--Incentive Distributions" below.

   Incentive Distributions

     For any quarter for which Available Cash from Operating Surplus is distributed to the Common and Subordinated Unitholders in an amount equal to the Minimum Quarterly Distribution on all Units and to the Common Unitholders in an amount equal to any unpaid Common Unit Arrearages, then any additional Available Cash from Operating Surplus in respect of such quarter will be distributed among the Unitholders and the General Partner in the following manner:

          first, 98% to all Unitholders, pro rata, and 2% to the General Partner, until the Unitholders have received (in addition to any distributions to Common Unitholders to eliminate Common Unit Arrearages) a total of $0.550 for such quarter in respect of each outstanding Unit (the "First Target Distribution");

          second, 85% to all Unitholders, pro rata, and 15% to the General Partner, until the Unitholders have received (in addition to any distributions to Common Unitholders to eliminate Common Unit Arrearages) a total of $0.633 for such quarter in respect of each outstanding Unit (the "Second Target Distribution");

          third, 75% to all Unitholders, pro rata, and 25% to the General Partner, until the Unitholders have received (in addition to any distributions to Common Unitholders to eliminate Common Unit Arrearages) a total of $0.822 for such quarter in respect of each outstanding Unit (the "Third Target Distribution"); and
          thereafter, 50% to all Unitholders, pro rata, and 50% to the General Partner.

The distributions to the General Partner set forth above that are in excess of its aggregate 2% general partner interest represent the Incentive Distributions. The right to receive Incentive Distributions is not part of the general partner interest and may be transferred separately from such interest in certain limited circumstances. See "--The Partnership Agreement--Transfer of General Partner's Interests and Incentive Distribution Rights."

DISTRIBUTIONS FROM CAPITAL SURPLUS

     Distributions by the Company of Available Cash from Capital Surplus will be made in the following manner:

          first, 98% to all Unitholders, pro rata, and 2% to the General Partner, until the Company has distributed, in respect of each outstanding Common Unit issued in the Initial Offering, Available Cash from Capital Surplus in an aggregate amount per Common Unit equal to the Initial Unit Price;

          second, 98% to the holders of Common Units, pro rata, and 2% to the General Partner, until the Company has distributed, in respect of each outstanding Common Unit, Available Cash from Capital Surplus in an aggregate amount equal to any unpaid Common Unit Arrearages with respect to such Common Unit; and

          thereafter, all distributions of Available Cash from Capital Surplus will be distributed as if they were from Operating Surplus.

     As a distribution of Available Cash from Capital Surplus is made, it is treated as if it were a repayment of the Initial Unit Price. To reflect such repayment, the Minimum Quarterly Distribution and the Target Distribution Levels will be adjusted downward by multiplying each such amount by a fraction, the numerator of which is the Unrecovered Capital (as defined in the Glossary) of the Common Units immediately after giving effect to such repayment and the denominator of which is the Unrecovered Capital of the Common Units immediately prior to such repayment. This adjustment to the Minimum Quarterly Distribution may make it more likely that Subordinated Units will be converted into Common Units (whether pursuant to the termination of the Subordination Period or to the provisions permitting early conversion of some Subordinated Units) and may accelerate the dates at which such conversions occur.

     When "payback" of the Initial Unit Price has occurred, i.e., when the Unrecovered Capital of the Common Units is zero (and any accrued Common Unit Arrearages have been paid), then in effect the Minimum Quarterly Distribution and each of the Target Distribution Levels will have been reduced to zero for subsequent quarters. Thereafter, all distributions of Available Cash from all sources will be treated as if they were from Operating Surplus. Because the Minimum Quarterly Distribution and the Target Distribution Levels will have been reduced to zero, the General Partner will be entitled thereafter to receive 50% of all distributions of Available Cash in its capacity as General Partner and as holder of the Incentive Distribution Rights (in addition to any distributions to which it or its affiliates may be entitled as holders of Units).

     Distributions of Available Cash from Capital Surplus will not reduce the Minimum Quarterly Distribution or Target Distribution Levels for the quarter with respect to which they are distributed.

   Adjustment of Minimum Quarterly Distribution and Target Distribution Levels

     In addition to reductions of the Minimum Quarterly Distribution and Target Distribution Levels made upon a distribution of Available Cash from Capital Surplus, the Minimum Quarterly Distribution, the Target Distribution Levels, the Unrecovered Capital, the number of additional Common Units issuable during the Subordination Period without a Unitholder vote, the number of Common Units issuable upon conversion of the Subordinated Units and other amounts calculated on a per Unit basis will be proportionately adjusted upward or downward, as appropriate, in the event of any combination or subdivision of Common Units (whether effected by a distribution payable in Common Units or otherwise), but not by reason of the issuance of additional Common Units for cash or property. For example, in the event of a two-for-one split of the Common Units (assuming no prior adjustments), the Minimum Quarterly Distribution, each of the Target Distribution Levels and the Unrecovered Capital of the Common Units would each be reduced to 50% of its initial level.

     The Minimum Quarterly Distribution and the Target Distribution Levels may also be adjusted if legislation is enacted or if existing law is modified or interpreted by the relevant governmental authority in a manner that causes the Company to become taxable as a corporation or otherwise subjects the Company to taxation as an entity for federal, state or local income tax purposes. In such event, the Minimum Quarterly Distribution and the Target Distribution Levels would be reduced to an amount equal to the product of (i) the Minimum Quarterly Distribution and each of the Target Distribution Levels, respectively, multiplied by (ii) one minus the sum of (x) the maximum effective federal income tax rate to which the Company is then subject as an entity plus (y) any increase that results from such legislation in the effective overall state and local income tax rate to which the Company is subject as an entity for the taxable year in which such event occurs (after taking into account the benefit of any deduction allowable for federal income tax purposes with respect to the payment of state and local income taxes). For example, assuming the Company was not previously subject to state and local income tax, if the Company were to become taxable as an entity for federal income tax purposes and the Company became subject to a maximum marginal federal, and effective state and local, income tax rate of 38%, then the Minimum Quarterly Distribution and the Target Distribution Levels would each be reduced to 62% of the amount thereof immediately prior to such adjustment.

   Distributions of Cash Upon Liquidation

     Following the commencement of the dissolution and liquidation of the Company, assets will be sold or otherwise disposed of from time to time and the partners' capital account balances will be adjusted to reflect any resulting gain or loss. The proceeds of such liquidation will, first, be applied to the payment of creditors of the Company in the order of priority provided in the Partnership Agreement and by law and, thereafter, be distributed to the Unitholders and the General Partner in accordance with their respective capital account balances as so adjusted.

     Partners are entitled to liquidating distributions in accordance with capital account balances. The allocations of gains and losses upon liquidation are intended, to the extent possible, to entitle the holders of outstanding Common Units to a preference over the holders of outstanding Subordinated Units upon the liquidation of the Company, to the extent required to permit Common Unitholders to receive their Unrecovered Capital plus any unpaid Common Unit Arrearages. Thus, net losses recognized upon liquidation of the Company will be allocated to the holders of the Subordinated Units to the extent of their capital account balances before any loss is allocated to the holders of the Common Units, and net gains recognized upon liquidation will be allocated first to restore negative balances in the capital account of the General Partner and any Unitholders and then to the Common Unitholders until their capital account balances equal their Unrecovered Capital plus unpaid Common Unit Arrearages. However, no assurance can be given that there will be sufficient gain upon liquidation of the Company to enable the holders of Common Units to fully recover all of such amounts, even though there may be cash available after such allocation for distribution to the holders of Subordinated Units.

     The manner of such adjustment is as provided in the Amended and Restated Agreement of Limited Partnership of the Company (the "Partnership Agreement"), the form of which is filed as an exhibit to the Annual Report. If the liquidation of the Company occurs before the end of the Subordination Period, any net gain (or unrealized gain attributable to assets distributed in kind) will be allocated to the partners as follows:

          first, to the General Partner and the holders of Units having negative balances in their capital accounts to the extent of and in proportion to such negative balances;

          second, 98% to the holders of Common Units, pro rata, and 2% to the General Partner, until the capital account for each Common Unit is equal to the sum of (i) the Unrecovered Capital in respect of such Common Unit, (ii) the amount of the Minimum Quarterly Distribution for the quarter during which liquidation of the Company occurs and (iii) any unpaid Common Unit Arrearages in respect of such Common Unit;

          third, 98% to the holders of Subordinated Units, pro rata, and 2% to the General Partner, until the capital account for each Subordinated Unit is equal to the sum of (i) the Unrecovered Capital in respect of such Subordinated Unit and (ii) the amount of the Minimum Quarterly Distribution for the quarter during which the liquidation of the Company occurs;

          fourth, 98% to all Unitholders, pro rata, and 2% to the General Partner, until there has been allocated under this paragraph fourth an amount per Unit equal to (a) the sum of the excess of the First Target Distribution per Unit over the Minimum Quarterly Distribution per Unit for each quarter of the Company's existence, less (b) the cumulative amount per Unit of any distributions of Available Cash from Operating Surplus in excess of the Minimum Quarterly Distribution per Unit that were distributed 98% to the Unitholders, pro rata, and 2% to the General Partner for each quarter of the Company's existence;

          fifth, 85% to the Unitholders, pro rata, and 15% to the General Partner, until there has been allocated under this paragraph fifth an amount per Unit equal to (a) the sum of the excess of the Second Target Distribution per Unit over the First Target Distribution per Unit for each quarter of the Company's existence, less (b) the cumulative amount per Unit of any distributions of Available Cash from Operating Surplus in excess of the First Target Distribution per Unit that were distributed 85% to the Unitholders, pro rata, and 15% to the General Partner for each quarter of the Company's existence;

          sixth, 75% to all Unitholders, pro rata, and 25% to the General Partner, until there has been allocated under this paragraph sixth an amount per Unit equal to (a) the sum of the excess of the Third Target Distribution per Unit over the Second Target Distribution per Unit for each quarter of the Company's existence, less (b) the cumulative amount per Unit of any distributions of Available Cash from Operating Surplus in excess of the Second Target Distribution per Unit that were distributed 75% to the Unitholders, pro rata, and 25% to the General Partner for each quarter of the Company's existence; and

          thereafter, 50% to all Unitholders, pro rata, and 50% to the General Partner.

     If the liquidation occurs after the Subordination Period, the distinction between Common Units and Subordinated Units will disappear, so that clauses (ii) and (iii) of paragraph second above and all of paragraph third above will no longer be applicable.

     Upon liquidation of the Company, any loss will generally be allocated to the General Partner and the Unitholders as follows:

          first, 98% to holders of Subordinated Units in proportion to the positive balances in their respective capital accounts and 2% to the General Partner, until the capital accounts of the holders of the Subordinated Units have been reduced to zero;

          second, 98% to the holders of Common Units in proportion to the positive balances in their respective capital accounts and 2% to the General Partner, until the capital accounts of the Common Unitholders have been reduced to zero; and

          thereafter, 100% to the General Partner.

     If the liquidation occurs after the Subordination Period, the distinction between Common Units and Subordinated Units will disappear, so that all of paragraph first above will no longer be applicable.

     In addition, interim adjustments to capital accounts will be made at the time the Company issues additional interests in the Company or makes distributions of property. Such adjustments will be based on the fair market value of the interests or the property distributed and any gain or loss resulting therefrom will be allocated to the Unitholders and the General Partner in the same manner as gain or loss is allocated upon liquidation. In the event that positive interim adjustments are made to the capital accounts, any subsequent negative adjustments to the capital accounts resulting from the issuance of additional interests in the Company, distributions of property by the Company, or upon liquidation of the Company, will be allocated in a manner which results, to the extent possible, in the capital account balances of the General Partner equaling the amount which would have been the General Partner's capital account balances if no prior positive adjustments to the capital accounts had been made.

THE PARTNERSHIP AGREEMENT

     The following paragraphs are a summary of the material provisions of the Partnership Agreement. The form of the Partnership Agreement for the Company is filed as an exhibit hereto. The form of Operating Agreement for the Operating Company (the "Operating Company Agreement") is also filed as an exhibit hereto. The discussions presented herein and below of the material provisions of the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement for the Company and the Operating Company Agreement for the Operating Company. The Company is the 98.9899% non-managing member of the Operating Company, which owns the Company's business. The General Partner serves as the general partner of the Company and the managing member of the Operating Company, owning an aggregate 2% interest in the Company and the Operating Company on a combined basis. The General Partner manages and operates the Company's business. Unless the context otherwise requires, references herein to the "Partnership Agreement" constitute references to the Partnership Agreement and the Operating Company Agreement, collectively.

   Organization and Duration

     The Company was organized in June 1997, as a Delaware limited partnership. The Operating Company was organized in 1996 to acquire the Klamath Falls Timberlands. The General Partner owns a 1% interest as general partner in the Company and the right to receive Incentive Distributions and a 1.0101% managing member interest in the Operating Company (or an aggregate 2% interest in the Company and the Operating Company on a combined basis), and the Unitholders (including certain affiliates of the General Partner as holders of Subordinated Units) own a 98% interest in the Company and the Operating Company on a combined basis. The Company will dissolve on December 31, 2087, unless sooner dissolved pursuant to the terms of the Partnership Agreement.

   Purpose

     The purpose of the Company under the Partnership Agreement is limited to serving as the non-managing member of the Operating Company and engaging in any business activity that may be engaged in by the Operating Company. The Operating Company Agreement provides that the Operating Company may, directly or indirectly, engage in (i) any activity engaged in by USTK immediately prior to this offering, (ii) any other activity approved by the General Partner but only to the extent that the General Partner reasonably determines that, as of the date of the acquisition or commencement of such activity, such activity generates "qualifying income" (as such term is defined in Section 7704 of the Code) or (iii) any activity that enhances the operations of an activity that is described in (i) or (ii) above. Although the General Partner has the ability under the Partnership Agreement to cause the Company and the Operating Company to engage in activities other than the ownership or operation of timber-producing real property, the General Partner has no current intention of doing so. The General Partner is authorized in general to perform all acts deemed necessary to carry out such purposes and to conduct the business of the Company.

   Power of Attorney

     Each Limited Partner, and each person who acquires a Unit from a Unitholder and executes and delivers a Transfer Application with respect thereto, grants to the General Partner and, if a liquidator of the Company has been appointed, such liquidator, a power of attorney to, among other things, execute and file certain documents required in connection with the qualification, continuance or dissolution of the Company or the amendment of the Partnership Agreement in accordance with the terms thereof and to make consents and waivers contained in the Partnership Agreement.

   Capital Contributions

     For a description of the initial capital contributions made to the Company, see "Business--Formation of the Company." The Unitholders; are not obligated to make additional capital contributions to the Company, except as described below under "--Limited Liability."

   Limited Liability

     Assuming that a Limited Partner does not participate in the control of the business of the Company within the meaning of the Delaware Act and that he otherwise acts in conformity with the provisions of the Partnership Agreement, his liability under the Delaware Act will be limited, subject to certain possible exceptions, to the amount of capital he is obligated to contribute to the Company in respect of his Units plus his share of any undistributed profits and assets of the Company. If it were determined, however, that the right or exercise of the right by the Limited Partners as a group to remove or replace the General Partner, to approve certain amendments to the Partnership Agreement or to take other action pursuant to the Partnership Agreement constituted "participation in the control" of the Company's business for the purposes of the Delaware Act, then the Limited Partners could be held personally liable for the Company's obligations under the laws of the State of Delaware to the same extent as the General Partner with respect to persons who transact business with the Company reasonably believing, based on the Limited Partner's conduct, that the Limited Partner is a general partner.

     Under the Delaware Act, a limited partnership may not make a distribution to a partner to the extent that at the time of the distribution, after giving effect to the distribution, all liabilities of the partnership, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, exceed the fair value of the assets of the limited partnership. For the purpose of determining the fair value of the assets of a limited partnership, the Delaware Act provides that the fair value of property subject to liability for which recourse of creditors is limited shall be included in the assets of the limited partnership only to the extent that the fair value of that property exceeds that nonrecourse liability. The Delaware Act provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Act shall be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution. Under the Delaware Act, an assignee who becomes a substituted limited partner of a limited partnership is liable for the obligations of his assignor to make contributions to the partnership, except the assignee is not obligated for liabilities unknown to him at the time he became a limited partner and which could not be ascertained from the partnership agreement.

     The Operating Company currently conducts business in one state.
Maintenance of limited liability may require compliance with legal requirements in such jurisdictions in which the Operating Company conducts business, including qualifying the Operating Company to do business there. Limitations on the liability of limited partners for the obligations of a limited partnership have not been clearly established in many jurisdictions. If it were determined that the Company was, by virtue of its member interest in the Operating Company or otherwise, conducting business in any state without compliance with the applicable limited partnership statute, or that the right or exercise of the right by the Limited Partners as a group to remove or replace the General Partner, to approve certain amendments to the Partnership Agreement, or to take other action pursuant to the Partnership Agreement constituted "participation in the control" of the Company's business for the purposes of the statutes of any relevant jurisdiction, then the Limited Partners could be held personally liable for the Company's obligations under the law of such jurisdiction to the same extent as the General Partner under certain circumstances. The Company will operate in such manner as the General Partner deems reasonable and necessary or appropriate to preserve the limited liability of the Limited Partners.

   Issuance of Additional Securities

     The Partnership Agreement authorizes the Company to issue an unlimited number of additional limited partner interests and other equity securities of the Company for such consideration and on such terms and conditions as are established by the General Partner in its sole discretion without the approval of any Limited Partners; provided that, during the Subordination Period, except as provided in the next sentence below, the Company may not issue equity securities of the Company ranking prior or senior to the Common Units or an aggregate of more than 7,458,684 additional Common Units (excluding the 1,118,803 Common Units issued upon the exercise of the underwriters' over-allotment option in connection with the Initial Offering and Common Units issued upon conversion of Subordinated Units, pursuant to employee benefit plans, upon conversion of the general partner interests and Incentive Distribution Rights as a result of a withdrawal of the General Partner and subject to adjustment in the event of a combination or subdivision of Common Units) or an equivalent number of securities ranking on a parity with the Common Units without the approval of the holders of at least a Unit Majority. During the Subordination Period, the Company may also issue an unlimited number of additional Common Units or parity securities without the approval of the Unitholders if the proceeds from such issuance are used exclusively to repay up to $50.0 million in indebtedness of a member of the Partnership Group, in each case only where the aggregate amount of distributions that would have been paid with respect to such newly issued Units (including Units deemed issued as described in the following sentence) and the related additional distributions that would have been made to the General Partner in respect of the (actual or pro forma) four-quarter period ending prior to the first day of the quarter in which the issuance is to be consummated (assuming such additional Units had been outstanding throughout such period and that distributions equal to the distributions that were actually paid on the outstanding Units during the period were paid on such additional Units) did not exceed the interest costs actually incurred during such period on the indebtedness that is to be repaid (or, if such indebtedness was not outstanding throughout the entire period, would have been incurred had such indebtedness been outstanding for the entire period). In the event that the Company is required to pay a prepayment penalty in connection with the repayment of such indebtedness, for purposes of the foregoing test the number of Common Units issued to repay such indebtedness shall be deemed increased by the number of Common Units that would need to be issued to pay such penalty. In accordance with Delaware law and the provisions of the Partnership Agreement, the Company may also issue additional partnership interests that, in the sole discretion of the General Partner, may have special voting rights to which the other Units are not entitled.

     Upon issuance of additional Partnership Securities (other than pursuant to the over-allotment option), the General Partner will be required to make additional capital contributions to the extent necessary to maintain its 2% interest in the Company and Operating Company. Moreover, the General Partner will have the right, which it may from time to time assign in whole or in part to any of its affiliates, to purchase Common Units, Subordinated Units or other equity securities of the Company from the Company whenever, and on the same terms that, the Company issues such securities or rights to persons other than the General Partner and its affiliates, to the extent necessary to maintain the percentage interest of the General Partner and its affiliates in the Company (including interests represented by Subordinated Units) that existed immediately prior to each such issuance. The holders of Units will not have preemptive rights to acquire additional Units or other partnership interests that may be issued by the Company.

   Amendment of Partnership Agreement

     Amendments to the Partnership Agreement may be proposed only by or with the consent of the General Partner, which consent may be given or withheld in its sole discretion. In order to adopt a proposed amendment (other than certain amendments discussed below), the General Partner is required to seek written approval of the holders of the number of Units required to approve such amendment or call a meeting of the Limited Partners to consider and vote upon the proposed amendment, except as described below. Proposed amendments (unless otherwise specified) must be approved by holders of a Unit Majority, except that no amendment may be made which would (i) enlarge the obligations of any Limited Partner without its consent, unless approved by at least a majority of the type or class of Units so affected, (ii) enlarge the obligations of, restrict in any way any action by or rights of, or reduce in any way the amounts distributable, reimbursable or otherwise payable by the Company to the General Partner or any of its affiliates without its consent, which consent may be given or withheld in its sole discretion, (iii) change the term of the Company, (iv) provide that the Company is not dissolved upon the expiration of its term or upon an election to dissolve the Company by the General Partner that is approved by holders of a Unit Majority or (v) give any person the right to dissolve the Company other than the General Partner's right to dissolve the Company with the approval of holders of a Unit Majority. Each of the foregoing provisions may be amended with the approval of the holders of at least 90% of the Common Units and Subordinated Units voting as a single class.

     The General Partner may generally make amendments to the Partnership Agreement without the approval of any Limited Partner or assignee to reflect (i) a change in the name of the Company, the location of the principal place of business of the Company, the registered agent or the registered office of the Company, (ii) admission, substitution, withdrawal or removal of partners in accordance with the Partnership Agreement, (iii) a change that, in the discretion of the General Partner, is necessary or advisable to qualify or continue the qualification of the Company as a limited partnership or a partnership in which the Limited Partners have limited liability under the laws of any state or to ensure that neither the Company nor the Operating Company will be treated as an association taxable as a corporation or otherwise taxed as an entity for federal income tax purposes, (iv) an amendment that is necessary, in the opinion of counsel to the Company, to prevent the Company, or the General Partner or its directors, officers, agents or trustees, from in any manner being subjected to the provisions of the Investment Company Act of 1940, as amended, the Investment Advisors Act of 1940, as amended, or "plan asset" regulations adopted under the Employee Retirement Income Security Act of 1974, as amended, whether or not substantially similar to plan asset regulations currently applied or proposed, (v) subject to the limitations on the issuance of additional Common Units or other limited or general partner interests described above, an amendment that, in the discretion of the General Partner, is necessary or advisable in connection with the authorization of additional limited or general partner interests, (vi) any amendment expressly permitted in the Partnership Agreement to be made by the General Partner acting alone, (vii) an amendment effected, necessitated or contemplated by a merger agreement that has been approved pursuant to the terms of the Partnership Agreement, (viii) any amendment that, in the discretion of the General Partner, is necessary or advisable in connection with the formation by the Company of, or its investment in, any corporation, partnership or other entity (other than the Operating Company) as otherwise permitted by the Partnership Agreement, (ix) a change in the fiscal year and/or taxable year of the Company and changes related thereto, and (x) any other amendments substantially similar to any of the foregoing.

     In addition to the General Partner's right to amend the Partnership Agreement as described above, the General Partner may make amendments to the Partnership Agreement without the approval of any Limited Partner or assignee if such amendments, in the discretion of the General Partner, (i) do not adversely affect the Limited Partners in any material respect, (ii) are necessary or advisable to satisfy any requirements, conditions or guidelines contained in any opinion, directive, order, ruling or regulation of any federal or state agency or judicial authority or contained in any federal or state statute, (iii) are necessary or advisable to facilitate the trading of the Common Units (including the division of any class or classes of outstanding Partnership Securities into different classes to facilitate uniformity of tax consequences within such classes of Partnership Securities) or to comply with any rule, regulation, guideline or requirement of any securities exchange on which the Common Units are or will be listed for trading, compliance with any of which the General Partner deems to be in the best interests of the Company and the Limited Partners, (iv) are necessary or advisable in connection with any action taken by the General Partner relating to splits or combinations of Units pursuant to the provisions of the Partnership Agreement or (v) are required to effect the intent expressed in this Prospectus or the intent of the Partnership Agreement or contemplated by the Partnership Agreement.

     The General Partner will not be required to obtain an Opinion of Counsel (as defined below) in the event of the amendments described in the two immediately preceding paragraphs. No other amendments to the Partnership Agreement will become effective without the approval of holders of at least 90% of the Units unless the Company obtains an Opinion of Counsel to the effect that such amendment will not affect the limited liability under applicable law of any limited partner in the Company or any member of the Operating Company.

     Any amendment that would have a material adverse effect on the rights or preferences of any type or class of outstanding Units in relation to other classes of Units will require the approval of at least a majority of the type or class of Units so affected. Any amendment that reduces the voting percentage required to take any action is required to be approved by the affirmative vote of limited partners constituting not less than the voting requirement sought to be reduced.

   Merger, Sale or Other Disposition of Assets

     The General Partner is generally prohibited, without the prior approval of holders of a Unit Majority, from causing the Company to, among other things, sell, exchange or otherwise dispose of all or substantially all of its assets in a single transaction or a series of related transactions (including by way of merger, consolidation or other combination) or approving on behalf of the Company the sale, exchange or other disposition of all or substantially all of the assets of the Operating Company; provided that the General Partner may mortgage, pledge, hypothecate or grant a security interest in all or substantially all of the Company's assets without such approval. The General Partner may also sell all or substantially all of the Company's assets pursuant to a foreclosure or other realization upon the foregoing encumbrances without such approval. Furthermore, provided that certain conditions are satisfied, the General Partner may merge the Company or any member of the Partnership Group into, or convey some or all of the Partnership Group's assets to, a newly formed entity if the sole purpose of such merger or conveyance is to effect a mere change in the legal form of the Company into another limited liability entity. The Unitholders are not entitled to dissenters' rights of appraisal under the Partnership Agreement or applicable Delaware law in the event of a merger or consolidation of the Company, a sale of substantially all of the Company's assets or any other transaction or event.

   Termination and Dissolution

     The Company will continue until December 31, 2087, unless sooner terminated pursuant to the Partnership Agreement. The Company will be dissolved upon (i) the election of the General Partner to dissolve the Company, if approved by the holders of a Unit Majority, (ii) the sale, exchange or other disposition of all or substantially all of the assets and properties of the Company and the Operating Company, (iii) the entry of a decree of judicial dissolution of the Company or (iv) the withdrawal or removal of the General Partner or any other event that results in its ceasing to be the General Partner (other than by reason of a transfer of its general partner interest in accordance with the Partnership Agreement or withdrawal or removal following approval and admission of a successor). Upon a dissolution pursuant to clause (iv), the holders of a Unit Majority may also elect, within certain time limitations, to reconstitute the Company and continue its business on the same terms and conditions set forth in the Partnership Agreement by forming a new limited partnership on terms identical to those set forth in the Partnership Agreement and having as general partner an entity approved by the holders of a Unit Majority subject to receipt by the Company of an opinion of counsel to the effect that (x) such action would not result in the loss of limited liability of any Limited Partner and (y) neither the Company, the reconstituted limited partnership nor the Operating Company would be treated as an association taxable as a corporation or otherwise be taxable as an entity for federal income tax purposes upon the exercise of such right to continue (hereinafter, an "Opinion of Counsel").

   Liquidation and Distribution of Proceeds

     Upon dissolution of the Company, unless the Company is reconstituted and continued as a new limited partnership, the person authorized to wind up the affairs of the Company (the "Liquidator") will, acting with all of the powers of the General Partner that such Liquidator deems necessary or desirable in its good faith judgment in connection therewith, liquidate the Company's assets and apply the proceeds of the liquidation as provided in "Cash Distribution Policy-- Distributions of Cash Upon Liquidation." Under certain circumstances and subject to certain limitations, the Liquidator may defer liquidation or distribution of the Company's assets for a reasonable period of time or distribute assets to partners in kind if it determines that a sale would be impractical or would cause undue loss to the partners.

   Withdrawal or Removal of the General Partner

     The General Partner has agreed not to withdraw voluntarily as a general partner of the Company and the managing member of the Operating Company prior to December 31, 2007 (with limited exceptions described below), without obtaining the approval of the holders of a Unit Majority and furnishing an Opinion of Counsel. On or after December 31, 2007, the General Partner may withdraw as the General Partner (without first obtaining approval from any Unitholder) by giving 90 days' written notice, and such withdrawal will not constitute a violation of the Partnership Agreement. Notwithstanding the foregoing, the General Partner may withdraw without Unitholder approval upon 90 days' notice to the Limited Partners if at least 50% of the outstanding Common Units are held or controlled by one person and its affiliates (other than the General Partner and its affiliates). In addition, the Partnership Agreement permits the General Partner (in certain limited instances) to sell or otherwise transfer all of its general partner interest in the Company without the approval of the Unitholders. See "--Transfer of General Partner's Interests and Incentive Distribution Rights."

     Upon the withdrawal of the General Partner under any circumstances (other than as a result of a transfer by the General Partner of all or a part of its general partner interest in the Company), the holders of a Unit Majority may select a successor to such withdrawing General Partner. If such a successor is not elected, or is elected but an Opinion of Counsel cannot be obtained, the Company will be dissolved, wound up and liquidated, unless within 180 days after such withdrawal the holders of a Unit Majority agree in writing to continue the business of the Company and to appoint a successor General Partner. See "-- Termination and Dissolution."

     The General Partner may not be removed unless such removal is approved by the vote of the holders of not less than 66 2/3% of the outstanding Units (including Units held by the General Partner and its affiliates) and the Company receives an Opinion of Counsel. Any such removal is also subject to the approval of a successor general partner by the vote of the holders of not less than a Unit Majority. The Partnership Agreement also provides that if the General Partner is removed as general partner of the Company under circumstances where Cause does not exist and Units held by the General Partner and its affiliates are not voted in favor of such removal (i) the Subordination Period will end and all outstanding Subordinated Units will immediately convert into Common Units on a one-for-one basis, (ii) any existing Common Unit Arrearages will be extinguished and (iii) the General Partner will have the right to convert its general partner interest (and all the Incentive Distribution Rights) into Common Units or to receive cash in exchange for such interests.

     Withdrawal or removal of the General Partner as a general partner of the Company also constitutes withdrawal or removal, as the case may be, of the General Partner as the managing member of the Operating Company.

     In the event of removal of the General Partner under circumstances where Cause exists or withdrawal of the General Partner where such withdrawal violates the Partnership Agreement, a successor general partner will have the option to purchase the general partner interest, managing member interest and Incentive Distribution Rights of the departing General Partner (the "Departing Partner") in the Company and the Operating Company for a cash payment equal to the fair market value of such interests. Under all other circumstances where the General Partner withdraws or is removed by the Limited Partners, the Departing Partner will have the option to require the successor general partner to purchase such interests of the Departing Partner and its Incentive Distribution Rights for such amount. In each case, such fair market value will be determined by agreement between the Departing Partner and the successor general partner, or if no agreement is reached, by an independent investment banking firm or other independent expert selected by the Departing Partner and the successor general partner (or if no expert can be agreed upon, by an expert chosen by agreement of the experts selected by each of them). In addition, the Company will be required to reimburse the Departing Partner for all amounts due the Departing Partner, including, without limitation, all employee-related liabilities, including severance liabilities, incurred in connection with the termination of any employees employed by the Departing Partner for the benefit of the Company.

     If the above-described option is not exercised by either the Departing Partner or the successor general partner, as applicable, the Departing Partner's general partner interest in the Company and managing member interest in the Operating Company and its Incentive Distribution Rights will automatically convert into Common Units equal to the fair market value of such interests as determined by an investment banking firm or other independent expert selected in the manner described in the preceding paragraph.

   Transfer of General Partner's Interests and Incentive Distribution Rights

     Except for a transfer by the General Partner of all, but not less than all, of its general partner interest in the Company and managing member interest in the Operating Company to (a) an affiliate of the General Partner or (b) another person in connection with the merger or consolidation of the General Partner with or into another person or the transfer by such General Partner of all or substantially all of its assets to another person, the General Partner may not transfer all or any part of its general partner interest in the Company and managing member interest in the Operating Company to another person prior to December 31, 2007, without the approval of the holders of at least a Unit Majority; provided that, in each case, such transferee assumes the rights and duties of the General Partner to whose interest such transferee has succeeded, agrees to be bound by the provisions of the Partnership Agreement, furnishes an Opinion of Counsel and agrees to acquire all (or the appropriate portion thereof, as applicable) of the General Partner's interest in the Operating Company and agrees to be bound by the provisions of the Operating Company Agreement. The General Partner and its affiliates shall have the right at any time, however, to transfer their Subordinated Units to one or more persons without Unitholder approval. At any time, the members of the General Partner may sell or transfer all or part of their interest in the General Partner to an affiliate or a third party without the approval of the Unitholders. The General Partner or its affiliates or a subsequent holder may transfer its Incentive Distribution Rights to another person in connection with its merger or consolidation with or into, or sale of all or substantially all of its assets to, such person without the prior approval of the Unitholders. Holders of Incentive Distribution Rights may also transfer such rights to its affiliates without the prior approval of the Unitholders. Prior to December 31, 2007, other transfers of the Incentive Distribution Rights will require the affirmative vote of holders of at least a Unit Majority. On or after December 31, 2007, the Incentive Distribution Rights will be freely transferable.

   Change of Management Provisions

     The Partnership Agreement contains certain provisions that are intended to discourage a person or group from attempting to remove the General Partner as general partner of the Company or otherwise change the management of the Company. If any person or group other than the General Partner and its affiliates acquires beneficial ownership of 20% or more of any class of Units, such person or group loses voting rights with respect to all of its Units. The Partnership Agreement also provides that if the General Partner is removed as a general partner of the Company under circumstances where Cause does not exist and Units held by the General Partner and its affiliates are not voted in favor of such removal, (i) the Subordination Period will end and all outstanding Subordinated Units will immediately convert into Common Units on a one-for-one basis, (ii) any existing Common Unit Arrearages will be extinguished and (iii) the General Partner will have the right to convert its partner interests (and all of its Incentive Distribution Rights) into Common Units or to receive cash in exchange for such interests.

   Limited Call Right

     If at any time not more than 20% of the then-issued and outstanding limited partner interests of any class (including Common Units) are held by persons other than the General Partner and its affiliates, the General Partner will have the right, which it may assign in whole or in part to any of its affiliates or to the Company, to acquire all, but not less than all, of the remaining limited partner interests of such class held by such unaffiliated persons as of a record date to be selected by the General Partner, on at least 10 but not more than 60 days' notice. The purchase price in the event of such a purchase shall be the greater of (i) the highest price paid by the General Partner or any of its affiliates for any limited partner interests of such class purchased within the 90 days preceding the date on which the General Partner first mails notice of its election to purchase such limited partner interests, and (ii) the Current Market Price as of the date three days prior to the date such notice is mailed. As a consequence of the General Partner's right to purchase outstanding limited partner interests, a holder of limited partner interests may have his limited partner interests purchased even though he may not desire to sell them, or the price paid may be less than the amount the holder would desire to receive upon the sale of his limited partner interests. The tax consequences to a Unitholder of the exercise of this call right are the same as a sale by such Unitholder of his Subordinated Units in the market.

   Meetings; Voting

     Except as described below with respect to a Person or group owning 20% or more of all Units, Unitholders or assignees who are record holders of Units on the record date set pursuant to the Partnership Agreement will be entitled to notice of, and to vote at, meetings of limited partners of the Company and to act with respect to matters as to which approvals may be solicited. With respect to voting rights attributable to Units that are owned by an assignee who is a record holder but who has not yet been admitted as a limited partner, the General Partner shall be deemed to be the limited partner with respect thereto and shall, in exercising the voting rights in respect of such Units on any matter, vote such Units at the written direction of such record holder. Absent such direction, such Units will not be voted (except that, in the case of Units held by the General Partner on behalf of Non-citizen Assignees (as defined below), the General Partner shall distribute the votes in respect of such Units in the same ratios as the votes of limited partners in respect of other Units are cast).

     The General Partner does not anticipate that any meeting of Unitholders will be called in the foreseeable future. Any action that is required or permitted to be taken by the Unitholders may be taken either at a meeting of the Unitholders or without a meeting if consents in writing setting forth the action so taken are signed by holders of such number of Units as would be necessary to authorize or take such action at a meeting of all of the Unitholders. Meetings of the Unitholders of the Company may be called by the General Partner or by Unitholders owning at least 20% of the outstanding Units of the class for which a meeting is proposed. Unitholders may vote either in person or by proxy at meetings. The holders of a majority of the outstanding Units of the class or classes for which a meeting has been called represented in person or by proxy shall constitute a quorum at a meeting of Unitholders of such class or classes, unless any such action by the Unitholders requires approval by holders of a greater percentage of such Units, in which case the quorum shall be such greater percentage.

     Each record holder of a Unit has a vote according to his percentage interest in the Company, although additional limited partner interests having special voting rights could be issued by the Company. See "--Issuance of Additional Securities." However, if at any time any person or group (other than the General Partner and its affiliates) acquires, in the aggregate, beneficial ownership of 20% or more of any class of Units then outstanding, such person or group will lose voting rights with respect to all of its Units and such Units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of Unitholders, calculating required votes, determining the presence of a quorum or for other similar Company purposes. The Partnership Agreement provides that Units held in nominee or street name account will be voted by the broker (or other nominee) pursuant to the instruction of the beneficial owner unless the arrangement between the beneficial owner and his nominee provides otherwise. Except as otherwise provided in the Partnership Agreement, Common Units will vote together with Subordinated Units as a single class.

     Any notice, demand, request, report or proxy material required or permitted to be given or made to Unitholders of record (whether or not such record holder has been admitted as a limited partner) under the terms of the Partnership Agreement will be delivered to the record holder by the Company or by the Transfer Agent at the request of the Company.

   Status as Limited Partner or Assignee

     Except as described above under "--Limited Liability," the Units are fully paid, and Unitholders will not be required to make additional contributions to the Company.

     An assignee of a Unit, subsequent to executing and delivering a Transfer Application, but pending its admission as a substituted Limited Partner in the Company, is entitled to an interest in the Company equivalent to that of a Limited Partner with respect to the right to share in allocations and distributions from the Company, including liquidating distributions. The General Partner will vote and exercise other powers attributable to Subordinated Units owned by an assignee who has not become a substitute Limited Partner at the written direction of such assignee. See "--Meetings; Voting." Transferees who do not execute and deliver a Transfer Application will be treated neither as assignees nor as

Unitholders of record, and will not receive cash distributions, federal income tax allocations or reports furnished to Unitholders of record.

   Non-citizen Assignees; Redemption

     If the Company is or becomes subject to federal, state or local laws or regulations that, in the reasonable determination of the General Partner, create a substantial risk of cancellation or forfeiture of any property in which the Company has an interest because of the nationality, citizenship or other related status of any Limited Partner or assignee, the Company may redeem the Units held by such Limited Partner or assignee at their Current Market Price (as defined in the Glossary). In order to avoid any such cancellation or forfeiture, the General Partner may require each Limited Partner or assignee to furnish information about his nationality, citizenship or related status. If a Limited Partner or assignee fails to furnish information about such nationality, citizenship or other related status within 30 days after a request for such information or the General Partner determines after receipt of such information that the Limited Partner or assignee is not an eligible citizen, such Limited Partner or assignee may be treated as a non-citizen assignee ("Non-citizen Assignee"). In addition to other limitations on the rights of an assignee who is not a substituted Limited Partner, a Non-citizen Assignee does not have the right to direct the voting of his Units and may not receive distributions in kind upon liquidation of the Company.

   Indemnification

     The Partnership Agreement provides that the Company will indemnify the General Partner, any Departing Partner, any Person who is or was an affiliate of a General Partner or any Departing Partner, any Person who is or was a member, partner, officer, director, employee, agent or trustee of a General Partner or any Departing Partner or any affiliate of a General Partner or any Departing Partner, or any Person who is or was serving at the request of a General Partner or any Departing Partner or any affiliate of any such person, any affiliate of a General Partner or any Departing Partner as an officer, director, employee, member, partner, agent, fiduciary or trustee of another Person ("Indemnitees"), to the fullest extent permitted by law, from and against any and all losses, claims, damages, liabilities (joint or several), expenses (including, without limitation, legal fees and expenses), judgments, fines, penalties, interest, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, in which any Indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of its status as an Indemnitee; provided that in each case the Indemnitee acted in good faith and in a manner that such Indemnitee reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal proceeding, had no reasonable cause to believe its conduct was unlawful. Any indemnification under these provisions will be only out of the assets of the Company, and the General Partner shall not be personally liable for, or have any obligation to contribute or loan funds or assets to the Company to enable it to effectuate, such indemnification. The Company is authorized to purchase (or to reimburse the General Partner or its affiliates for the cost of) insurance against liabilities asserted against and expenses incurred by such persons in connection with the Company's activities, regardless of whether the Company would have the power to indemnify such person against such liabilities under the provisions described above.

   Books and Reports

     The General Partner is required to keep appropriate books of the business of the Company at the principal offices of the Company. The books will be maintained for both tax and financial reporting purposes on an accrual basis. For tax purposes and for financial reporting purposes, the fiscal year of the Company is the calendar year.

     As soon as practicable, but in no event later than 120 days after the close of each fiscal year, the General Partner will furnish or make available to each record holder of Units (as of a record date selected by the General Partner) an annual report containing audited financial statements of the Company for the past fiscal year, prepared in accordance with generally accepted accounting principles. As soon as practicable, but in no event later than 90 days after the close of each quarter (except the last quarter of each fiscal year), the General Partner will furnish or make available to each record holder of Units (as of a record date selected by the General Partner) a report containing unaudited financial statements of the Company with respect to such quarter and such other information as may be required by law.

     The Company will furnish each record holder of a Unit information reasonably required for tax reporting purposes within 90 days after the close of each calendar year. Such information is expected to be furnished in summary form so that certain complex calculations normally required of partners can be avoided. The Company's ability to furnish such summary information to Unitholders will depend on the cooperation of such Unitholders in supplying certain information to the Company. Every Unitholder (without regard to whether he supplies such information to the Company) will receive information to assist him in determining his federal and state tax liability and filing his federal and state income tax returns.

   Right to Inspect Company Books and Records

     The Partnership Agreement provides that a Limited Partner can for a purpose reasonably related to such Limited Partner's interest as a limited partner, upon reasonable demand and at his own expense, have furnished to him (i) a current list of the name and last known address of each partner, (ii) a copy of the Company's tax returns, (iii) information as to the amount of cash, and a description and statement of the agreed value of any other property or services, contributed or to be contributed by each partner and the date on which each became a partner, (iv) copies of the Partnership Agreement, the certificate of limited partnership of the Company, amendments thereto and powers of attorney pursuant to which the same have been executed, (v) information regarding the status of the Company's business and financial condition, and (vi) such other information regarding the affairs of the Company as is just and reasonable. The Company may, and intends to, keep confidential from the Limited Partners trade secrets or other information the disclosure of which the Company believes in good faith is not in the best interests of the Company or which the Company is required by law or by agreements with third parties to keep confidential.

   Registration Rights

     Pursuant to the terms of the Partnership Agreement and subject to certain limitations described therein, the Company has agreed to register for resale under the Securities Act and applicable state securities laws any Units or other securities of the Company proposed to be sold by the General Partner or any of its affiliates if an exemption from such registration requirements is not otherwise available for such proposed transaction. The Company is obligated to pay all expenses incidental to such registration, excluding underwriting discounts and commissions.

ITEM 2.   PROPERTIES

TIMBER INVENTORY

     The Company currently owns and manages approximately 633,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland containing total merchantable timber volume estimated as of January 1, 1998 to be approximately 2.1 BBF in Oregon east of the Cascade Range. The Timberlands include substantial holdings of merchantable, good-quality timber. A merchantable tree is a tree of sufficient size that will produce a sound log 16 feet in length and at least five inches in diameter, inside bark, at the small end. The Company's merchantable timber inventory consists of premium species of softwood, consisting of Ponderosa Pine and Douglas fir, species which have historically commanded premium prices over other softwood species, as well as Lodgepole Pine, White Fir and other species. The Company believes that the Timberlands are suitable and adequate for current operations.

     The Timberlands have stands of varying sizes and ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 180,000 acres of the 633,000 acre total consist of actively managed pine Plantations with stands ranging in age from two to 36 years. The Plantations are stocked with high quality Ponderosa Pine (approximately 77%) and Lodgepole Pine (approximately 23%). Because the timber on the Plantations is generally not yet considered merchantable, volumes of timber on the Plantations are not included in the Company's estimated merchantable timber volume. However, initial thinning of the Plantation stands, including the thinning of commercial quantities of merchantable timber, is expected to begin within the next five years. See "The Timberlands--Harvest Plans."

   Merchantable Timber Inventory by Species

     The Company maintains data regarding the estimated merchantable timber inventory by species within the Timberlands. All volumes are based on information developed by Company personnel. As of January 1, 1998, the total timber inventory amounted to 2,106.9 MMBF. The Company's combined timber inventory by MMBF and percentage is Ponderosa Pine 918.4 (44%), Lodgepole Pine
395.2 (19%), White Fir 408.8 (19%), Douglas fir 285.7 (13%) and other species
98.8 (5%).  Other species include Cedar, Sugar Pine, Western Larch and Grand
Fir.

   Size and Species Distribution of Merchantable Timber

     The Company's Timberlands are well diversified, not only by species mix but also by size distribution. Timber on the Timberlands generally reaches merchantable size between 40 and 50 years in natural stands and between 25 and 35 years in the Plantations. The Company maintains data as to the estimated volume distribution of merchantable timber on the Timberlands by species and by diameter at breast-height ("DBH"). As of January 1, 1998, approximately 814 MMBF, or 39%, of the merchantable timber had a DBH of 16 or more inches.

   Acreage Distribution by Age Class on Plantations

     The Company also maintains data as to the acreage distribution of timber on the Plantations by age class. As of January 1, 1998, the Plantations totaled 180,020 acres. Of the total acreage, 65,400 acres range from 1 to 15 years of age, 111,700 acres range from 16 to 25 years of age, and 2,900 acres are 26 years of age or older.

ITEM 3.  LEGAL PROCEEDINGS

     There is no pending litigation and, to the knowledge of the Company, there is no threatened litigation, the unfavorable resolution of which could have a material adverse effect on the business or financial condition of Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED SECURITY HOLDER
         MATTERS

     The Common Units are listed and traded on the Nasdaq National Market ("Nasdaq") under the symbol "TIMBZ." The Common Units began trading on November 14, 1997, at an initial public offering price of $21.00 per Common Unit. As of March 23, 1998, there were approximately 118 record holders of the Company's Common Units and four record holders of the Company's Subordinated Units. There is no established public trading market for the Company's Subordinated Units.

     The following table sets forth the high and low sales prices for the Common Units on Nasdaq:

                                       COMMON UNIT PRICE RANGE
                                       -----------------------
                                         HIGH            LOW
                                         ----            ---
November 14 to December 31, 1997..       $22.75         $20.00
First Quarter 1998................        21.50(1)       20.31(1)

------------

(1) First Quarter high/low is through March 23, 1998.

     The last reported sale price of the Common Units on Nasdaq on March 23, 1998 was $20.81 per Common Unit.

     The Company expects to make its first cash distribution on the Common Units and the Subordinated Units on May 15, 1998. Such distribution is expected to be $0.73, representing the sum of $0.50, the Minimum Quarterly Distribution for the first quarter of 1998, plus $0.23, the pro rata portion of the Minimum Quarterly Distribution for the period from November 19, 1997 through December 31, 1997. The Company will distribute 98% of its Available Cash (defined below) within 45 days after the end of each quarter to Unitholders of record and 2% to the General Partner. During a specified period that will not end earlier than December 31, 2002 (the "Subordination Period"), distributions of Available Cash on Subordinated Units are subordinated to the rights of holders of the Common Units to receive $0.50 per Common Unit per quarter, plus any arrearages in the Minimum Quarterly Distribution. "Available Cash" consists generally of all of the cash receipts of the Company adjusted for its cash disbursements and net changes to reserves. A full definition of Available Cash and the Subordination Period is set forth in the Partnership Agreement, a form of which is filed as an exhibit to this Annual Report.

   Recent Sales of Unregistered Securities

     The Company issued to Holdings and Old Services, 2,894,157 and 1,387,963 Subordinated Units, respectively, in connection with the formation of the Company on November 19, 1997, in offerings exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended. There have been no other sales of unregistered securities of the Company within the past three years.

   Use of Proceeds From Registered Securities

     On November 12, 1997, the Company's registration statement on Form S-1 (File No. 333-32811) was declared effective by the Securities and Exchange Commission in connection with the public offering of 7,458,684 Common Units representing limited partner interests in the Company (plus up to 1,118,803 additional Common Units upon the exercise of the underwriters' over-allotment option), which commenced on November 14, 1997. The Initial Offering did not terminate prior to the sale of all the securities registered. The underwriters were represented by Smith Barney Inc., Deutsche Morgan Grenfell, Inc., A.G. Edwards & Sons, Inc., PaineWebber Incorporated and Prudential Securities Incorporated. The Initial Offering consisted solely of the one class of Common Units. The number of securities registered, including the Common Units subject to the underwriters' over-allotment option, was 8,577,487, all of which have been sold to the public.

     The Price to Public, Underwriting Discounts and Commissions, and Proceeds to the Company are set forth in the following table:

==================================================================================================
                                Price to Public       Underwriting       Proceeds to Company /(1)/
                                                       Discounts
                                                    and Commissions
Per Common Unit...............     $      21.00       $      1.39               $      19.61
Total upon Initial Offering...     $156,632,364       $10,367,571               $146,264,793
Total upon exercise of over-
 allotment....................     $180,127,227       $11,922,707               $168,204,520
==================================================================================================

------------
(1) Before deducting expenses estimated at $5,000,000 paid by the Company.

     The Company contributed the net proceeds from the sale of Common Units in the Initial Offering ($141.3 million) to the Operating Company. Concurrent with the closing of the Initial Offering, the Operating Company and Finance Corp. issued $225.0 million aggregate principal amount of Notes in the Public Note Offering. Net proceeds from the sale of the Notes ($218.3 million), together with the net proceeds from the sale of Common Units in the Initial Offering, $26.0 million borrowed by the Operating Company under the Acquisition Facility and cash on hand ($25.6 million) were used by the Operating Company to repay $411.2 million of indebtedness of the Operating Company. The Company used the net proceeds from the exercise of the underwriters' over-allotment option ($21.9 million) to repay borrowings under the Acquisition Facility.

      For additional information regarding the terms of the Notes and the Bank Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA

                                                U.S. TIMBERLANDS (1)                  PREDECESSOR (1)
                                                --------------------    -------------------------------------------
                                                         AUGUST 30,     JANUARY 1,
                                                        1996 THROUGH     THROUGH
                                                        DECEMBER 31,    AUGUST 29,
                                                1997        1996           1996        1995     1994        1993
                                                -----   ------------    ----------    -----     -----      ------
                                                                                                         (unaudited)
CASH FLOWS AND OTHER DATA
 (IN MILLIONS):
EBITDA (7).....................................   53.3       (1.4)           3.6       12.5     11.5        16.6
Additions to timber, timberlands and
 logging roads (3).............................  111.4      283.5            0.0        0.2      0.0         0.1
Cash flow from (used in) operating
 activities....................................   26.3       (3.0)           5.5       11.8     13.2        15.1

OPERATING STATEMENT DATA
 (IN MILLIONS EXCEPT PER
 UNIT AMOUNTS):
Revenues (2) (3)............................... $ 77.3     $ 14.0          $15.6      $31.7    $32.3       $36.3
Depreciation, depletion and road
 amortization (2) (3)..........................   17.3        3.3            0.9        1.5      1.5         1.4
Cost of timber and property
 sales (2) (3).................................    8.7         --             --         --       --         0.1
Operating income (loss) (2) (3)................   27.3       (4.8)           2.7       11.1     10.1        15.1
Income (loss) before extraordinary
 items (4).....................................   (1.4)     (13.0)           2.7       11.6      9.9        14.8
Extraordinary items, losses on
 extinguishment of debt (5)....................    9.3         --             --         --       --          --
Net income (loss)..............................  (10.7)     (13.0)           2.7       11.6      9.9        14.8

PER UNIT DATA (6):
Basic income (loss) before
 extraordinary items per unit:
Common.........................................   3.05         --             --         --       --          --
Subordinated...................................  (1.01)     (3.04)            --         --       --          --
Diluted loss before extraordinary
 items per unit ...............................  (0.28)     (3.04)            --         --       --          --
Basic net loss per unit:
Common.........................................  (0.86)        --             --         --       --          --
Subordinated...................................  (2.30)     (3.04)            --         --       --          --
Diluted net loss per unit .....................  (2.04)     (3.04)            --         --       --          --

BALANCE SHEET DATA (AT
 PERIOD END, IN MILLIONS):
Working capital................................    1.8       21.5            0.5        1.3      0.2         2.1
Total assets (3)...............................  385.2      310.2           27.8       30.9     29.8        32.3
Long-term debt (8).............................  225.0      305.0             --         --       --          --
Equity (deficit) (9)...........................  145.6       (2.9)          27.8       29.2     27.7        29.6

OPERATING DATA (UNAUDITED):
Log, stumpage and timber deed sales
 volumes (MMBF) (2) (3)........................  138.9       30.2           32.8       63.8     68.3        66.3
Property sale volume (MMBF) (2)................   41.5         --             --         --       --         9.4

---------------
(1) Due to the Weyerhaeuser Acquisition on August 30, 1996, the financial and operating data after August 30, 1996 are not comparable to financial and operating data of the Predecessor. See discussion of the Company and the Predecessor's basis of presentation in Note 1 of the Notes to the Consolidated Financial Statements. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Revenues in 1997 consist of $60.4 million of log and stumpage sales, $15.2 million of timber and property sales and $1.7 million of by-products and other sales. Revenues prior to 1997 consist primarily of log sales. Timber and property sales were $4.2 million in 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) See August 1996 acquisition of the Klamath Falls Timberlands and July 1997 acquisition of the Ochoco Timberlands in Note 3 of the Notes to the Consolidated Financial Statements.
(4) See effect of interest expense and amortization of deferred financing fees and debt guarantee fees in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(5) See effect of debt extinguishment in Note 5 of the Notes to the Consolidated Financial Statements.
(6) No per unit information is presented for periods ended August 29, 1996 and December 31, 1995 as the Predecessor had a different ownership structure and any per unit information would not be relevant or meaningful to the user of the selected financial data. See discussion of per unit information in
    Note 2 of the Notes to the Consolidated Financial Statements.
(7) EBITDDA is defined as operating income plus depreciation, depletion and road amortization and cost of timber and property sales. EBITDA should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Company's ability to make the Minimum Quarterly Distribution. In addition, EBITDDA does not necessarily represent funds available for management's discretionary use as it is calculated prior to debt service obligations and capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(8) See discussion of long-term debt at Note 5 of the Notes to the Consolidated Financial Statements.
(9) See discussion of the Company and the Predecessor's equity (deficit) in Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   General

     The basis of presentation of the Company's financial statements is described in Note 1 to the consolidated financial statements. The comparability of the financial results of the Company and the Predecessor is primarily affected by (i) increased revenues resulting from increased harvest levels on the Klamath Falls Timberlands, (ii) revenues realized from harvesting on the Ochoco Timberlands acquired by the Company in July 1997, (iii) increased depletion charges resulting from the step-up in asset values of the Timberlands,
(iv) reduced per MBF logging and hauling costs resulting from the use of independent contractors rather than Company employees to conduct silvicultural activities and the harvesting and delivery of logs due to lower hourly wage rates, the elimination of compensation payments during seasonal down time and the reduction in associated capital costs and (v) a different customer base, as a majority of the Predecessor's sales were to an affiliated customer at internally established transfer prices whereas all of the Company's sales are to unaffiliated conversion facilities at market based prices (although whether the transfer prices or market-based prices were higher changed from time to time).

SUPPLY AND DEMAND FACTORS

     The Company's results of operations are affected by various factors, many of which are beyond its control, including general industry conditions, domestic and international prices and supply and demand for logs, lumber and other wood products, seasonality and competition from other domestic and international supplying regions and substitute products.

   Supply

     The supply of logs available for purchase has been most affected in recent years by significant reductions in timber harvested from public timberlands, principally as a result of efforts to preserve the habitat of certain endangered species, as well as a change in the emphasis of government policy toward habitat preservation, conservation and recreation and away from timber management.
Since the early 1970s, environmental and other similar concerns and governmental policies have substantially reduced the volume of timber under contract to be harvested from public lands. The pace of regulatory activity accelerated in the late 1980s. From January 1988 to January 1998, federal timber under contract in Washington and Oregon decreased approximately 88%. The resulting supply decrease caused prices for logs to increase significantly, reaching peak levels during 1993. Although prices have declined from these record levels, current prices still exceed pre-1993 levels. The low supply of timber from public lands, which is expected to continue for the foreseeable future, has benefited private timber holders such as the Company through higher stumpage and log prices.

     Industry participants do not expect environmental restrictions to ease materially within any reasonable planning horizon. Consequently, many producers of lumber and wood products are attempting to adapt to the new supply environment by increasing their emphasis on raw material yields, entering into long term timber supply arrangements and value added manufacturing, and accessing previously untapped supplies (such as private wood lot owners, timber with difficult access, alternative species and imports). These factors have tended to restrict prices from even greater increases. While raw material supply is expected to be an ongoing challenge for the lumber and wood products industry, such conditions are likely to cause the favorable operating environment for timber owners such as the Company to continue for the foreseeable future.

     In response to an increase in timber prices in the early 1990s, imports of logs and lumber from abroad (from countries such as Canada and New Zealand) increased. These imports, however, only partially offset the lost volume of timber from public timberlands and did not replace the mature, high-quality timber found in greater quantities on public timberlands. Since 1993, imports have decreased and their current impact on timber prices is minimal.

   Demand

     Changes in general economic and demographic factors, including the strength of the economy and interest rates for home mortgages and construction loans, have historically caused fluctuations in housing starts and, in turn, demand and prices for lumber and commodity wood products. With the growth of the home center distribution business, the repair and remodeling markets have become a significant factor in terms of the demand for lumber and commodity wood products and have dampened the wide fluctuations that occurred when new housing starts were the primary factor. A large portion of the Company's property consists of Pine species, which are used in the finishing market, for molding trim, doors and windows. This market is more affected by repair and remodeling than new housing construction. Prices for these species, primarily Ponderosa Pine, reached a peak in the spring of 1993 and as a result attracted imports of Radiata Pine from New Zealand and Chile. The market absorbed these relatively small quantities with little impact on prices. The demand for logs in the United States is also affected by the level of lumber imports. In response to increasing lumber imports from Canada, the United States and Canada signed an agreement in 1996 which restricts the availability of Canadian softwood lumber in the United States. The Company believes that this agreement has not had a material impact on the price or demand for logs in the United States although its long-term effect is uncertain.

     Due to transportation costs, domestic conversion facilities in the Pacific Northwest tend to purchase raw materials within relatively confined geographic areas, generally within a 200-mile radius. The conversion facilities in the vicinity of the Timberlands need more wood supply to run at capacity than can be produced by nearby timberlands. As a result, the demand from this region is relatively steady, although prices fluctuate with market conditions.

RESULTS OF OPERATIONS

   Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     The results of operations for the year ended December 31, 1996 are based on combining the periods of January 1, 1996 through August 29, 1996 (the period prior to the Weyerhaeuser Acquisition) and August 30, 1996 through December 31, 1996 both as shown in the historical financial statements appearing elsewhere in this Annual Report. The principal effect of the Weyerhaeuser Acquisition in 1996 was an increase in depletion, depreciation and road amortization (DD&A) expense (due to a higher cost basis for the Company's timber, timberlands and logging roads) and interest expense (due to borrowings to finance the Weyerhaeuser Acquisition).

     Revenues. Revenues in 1997 were $77.3 million, an increase of 161% over revenues of $29.6 million in 1996. This increase was primarily attributable to a $32.8 million increase in revenues from log and stumpage sales and a $15.2 million increase in timber and property sales, partially offset by a decrease of $0.3 million in by-products and other revenues.

     Log and stumpage sales volumes in 1997 were 127,900 MBF, an increase of 103% over log and stumpage sales volumes of 63,000 MBF in 1996. The significant increase in the volume harvested was mainly due to the Company's aggressive harvest plan compared to that of the Predecessor for the first eight months of 1996, as well as the commencement of log and stumpage sales from the Ochoco Timberlands which were acquired on July 15, 1997. Average log and stumpage prices increased by 8%, from $439 per MBF in 1996 to $472 per MBF in 1997, primarily due to a larger proportion of higher valued timber harvested from the Ochoco Timberlands during the last half of 1997.

     Revenues from timber and property sales were $15.2 million during 1997. There were no such timber or property sales during 1996.

     The reduction in by-products and other revenue was primarily attributable to a 36% decrease in the volume of fiber sold for use as chips. Due to low demand in the pulp and paper industry, chip prices had decreased to a level where it was no longer profitable for the Company to process residual fiber for use as chips for much of 1997. Demand for these chips, however, increased in the last quarter of 1997.

     Operating Costs. Operating costs were $50.1 million in 1997, an increase of 58% over operating costs of $31.7 million in 1996. This increase was the result of a $2.4 million increase in cost of products sold, an $8.7 million increase in the cost of timber and property sales and a $13.1 million increase in DD&A expense. These increases were partially offset by a $5.8 million decrease in selling, general and administrative expenses.

     The increase in cost of products sold was primarily the result of a $4.3 million increase in logging costs and a $0.3 million increase in severance taxes. Partially offsetting these increases were a $1.2 million decrease in wood fiber processing costs and a $1.0 million decrease in outside log purchases. Logging costs and severance taxes increased primarily as a result of a 55% increase in the level of merchantable grade logs harvested and sold, partially offset by a 14% decrease in the Company's logging cost per MBF. The decrease in the Company's logging cost per MBF was primarily the result of the Company's changing from a mix of internal logging crews and outside contractors during the first eight months of 1996 to the use of outside contractors for all its logging operations during the last four months of 1996 and in 1997. Wood fiber processing costs decreased by 58% as a result of a 14% decrease in the volume of fiber processed and sold as chips and a write-down to fiber log inventories during 1996, resulting from a decline in chip prices during the period. During 1997, the Company had timber deed sales with a combined cost basis of $8.7 million. No sales of tracts of timber or timberland were made during 1996.

     DD&A expense was $17.3 million in 1997, a $13.1 million increase over DD&A expense of $4.2 million in 1996. This increase was primarily due to the significant increase in the Company's depletion rate combined with the large increase in the volume of logs harvested and sold as previously mentioned. The increase in the depletion rate was primarily the result of the step-up in asset values of the Klamath Falls Timberlands upon their acquisition from Weyerhaeuser.

     Selling, general and administrative expenses were $6.2 million in 1997, a decrease of 48% from comparable expenses of $12.0 million in 1996. This decrease in selling, general and administrative expenses was primarily the result of $4.9 million in one-time payments for advisory services paid to affiliates of the Company in connection with the Weyerhaeuser Acquisition and $2.8 million of one-time management fees paid to an affiliate of the Company for management services in 1996. The advisory fees were incurred in connection with the Weyerhaeuser Acquisition and its initial financing. The management fee generally relates to services rendered in connection with the initial formation of USTK and Old Services. Primarily offsetting these advisory and management fees were increases in salaries and wages as well as professional fees resulting from the Company operating as an independent entity rather than as a division of Weyerhaeuser.

     Interest Expense. Interest expense was $25.3 million during 1997 and primarily related to $215.0 million of term debt and $90.0 million of revolving debt incurred in connection with the Weyerhaeuser Acquisition in August 1996 and $110.0 million of incremental debt incurred in connection with the Ochoco Acquisition on July 15, 1997. The Company refinanced $225.0 million of its existing debt on November 19, 1997 by issuing the Notes in the Public Note Offering and paid down the remaining $190.0 million of outstanding debt between July 15, 1997 and December 31, 1997 with the proceeds from the Initial Offering and cash flows from operating activities. The Company incurred $7.3 million in interest expense during the last four months of 1996. There was no interest expense and no debt outstanding during the first eight months of 1996, as the Predecessor participated in Weyerhaeuser's centralized cash management system.

     Amortization of Deferred Financing Fees and Debt Guarantee Fees. The Company deferred $4.1 million of fees incurred in connection with the financing of the Weyerhaeuser Acquisition. The Company deferred $6.0 million of fees in connection with the financing of the Ochoco Acquisition and related term debt refinancing. These costs were being amortized over the life of the debt. The Company deferred $6.7 million of fees incurred in connection with the issuance of $225.0 million of Notes in the Public Note Offering. The Company also incurred $4.4 million of debt guarantee fees from August 30, 1996 through the extinguishment of the $130.0 million of debt guaranteed by Weyerhaeuser on November 19, 1997. The amortization of deferred financing fees and debt guarantee fee expense during 1997 and 1996 were $4.2 million and $1.3 million, respectively. There was no deferred financing fee amortization or debt guarantee fee expense during the first eight months of 1996.

     Interest Income. Interest income was $1.5 million during 1997. For the last four months of 1996, there was $0.4 million in interest income. There was no interest income during the first eight months of 1996, as the Predecessor participated in Weyerhaeuser's centralized cash management system.

     Other (Income) Expense. Other (income) expense, net changed from approximately zero in 1996 to $0.6 million in 1997. Other (income) expense in 1997 primarily represents a $0.6 million charge related to an unrealized loss on an unhedged financial instrument as of December 31, 1997.

     Losses on Extinguishment of Debt. The Company refinanced certain long-term borrowings during 1997 resulting in extraordinary losses on extinguishment of debt of $9.3 million due to the write-off of existing unamortized deferred financing fees and other related fees.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     The results of operations for 1996 are based on combining the periods January 1, 1996 through August 29, 1996 (the period prior to the Weyerhaeuser Acquisition) and August 30, 1996 through December 31, 1996 both as shown in the historical financial statements. The principal effect of the Weyerhaeuser Acquisition in 1996 was an increase in DD&A expense (due to a higher cost basis for the Company's timber, timberlands and logging roads) and interest expense (due to borrowings to finance the Weyerhaeuser Acquisition).

     Revenues. Revenues were $29.6 million in 1996, a decrease of 7% from revenues of $31.7 million in 1995. Revenues from the sale of logs were $27.7 million in 1996, as compared to $29.1 million in 1995 while by-products and other revenues were $1.9 million in 1996, as compared to $2.6 million in 1995.

     Log sales volumes remained relatively constant, decreasing from 63,800 MBF in 1995 to 63,000 MBF in 1996. The majority of the revenue decrease was due to a reduction in the average log sales price of $17 per MBF from $456 in 1995 to $439 in 1996. Sales prices were negatively affected in 1996 by uncertainty surrounding the possible sale of the Klamath Falls Timberlands, as some customers obtained other sourcing commitments. The average sales price was also reduced due to a change in the species mix of the logs sold, with a higher percentage of lower valued White Fir and a lower percentage of higher valued Douglas fir logs.

     The reduction in revenues from by-products and other was primarily attributable to a 26% decrease in chip sales revenue. Due to low demand in the pulp and paper industry, average chip prices decreased by 26% in 1996 compared to 1995.

     Operating Costs. Operating costs were $31.7 million in 1996, a 53% increase over operating costs of $20.7 million in 1995. This increase was the result of a $7.8 million increase in selling, general and administrative expenses, a $2.8 million increase in DD&A expense and a $0.4 million increase in cost of products sold. The increase in selling, general and administrative expenses was primarily the result of $4.9 million in one time payments for advisory services paid to affiliates of the Company in connection with the Weyerhaeuser Acquisition and $2.8 million of management fees paid to an affiliate of the Company for management services. The advisory fees were incurred in connection with the Weyerhaeuser Acquisition and its initial financing. The management fee generally relates to services rendered in connection with the initial formation of USTK and Old Services. The increase in DD&A was primarily due to the significant increase in the Company's depletion rate as a result of the step-up in asset values of the Klamath Falls Timberlands upon their acquisition from Weyerhaeuser. The increase in cost of goods sold was primarily due to an increase in wood fiber processing costs.

     Interest Expense. Interest expense was $7.3 million in 1996 and related to $215.0 million of term debt and $90.0 million of revolving debt incurred in connection with the Weyerhaeuser Acquisition in August 1996. There was no interest expense and no debt outstanding during 1995, as the Predecessor participated in Weyerhaeuser's centralized cash management system.

     Amortization of Deferred Financing Fees and Debt Guarantee Fees. The Company deferred $4.1 million of fees incurred in connection with the financing of the Weyerhaeuser Acquisition. These costs are being amortized over the life of the related debt. In addition, the Company is accreting $3.6 million of estimated debt guarantee fees from August 30, 1996 through the estimated Holdings Debt extinguishment date of November 15, 1997. The debt guarantee fees payable to Weyerhaeuser relate to the Holdings Debt which was incurred in connection with the Weyerhaeuser Acquisition. The amortization of deferred financing fees and debt guarantee fee expense during 1996 were $0.2 million and $1.1 million, respectively. There was no deferred financing fee amortization or debt guarantee fee expense during 1995.

     Interest Income. Interest income was $0.4 million during 1996. There was no interest income during 1995, as the Predecessor participated in Weyerhaeuser's centralized cash management system.

     Other (Income) Expense, Net. Other (income) expense, net changed from income of $0.6 million in 1995 to near zero in 1996. Nonrecurring income from easements and road use permits represents $0.4 million of the 1995 other income, net.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the transactions discussed below, the Company's primary source of liquidity has been cash and cash equivalents from borrowings under its revolving credit facility drawn on at the closing of the Weyerhaeuser Acquisition. On July 14, 1997, the Company refinanced its original revolving credit facility and certain term debt and incurred an additional $110.0 million of term debt in connection with the Ochoco Acquisition. Effective November 19, 1997, the Company completed its Initial Offering of 8,577,487 Common Units (including Common Units issued upon the exercise by the underwriter's of their over-allotment option in December 1997). Net proceeds from the Initial Offering were $163.2 million. In addition, the Operating Company issued $225.0 million of Notes in the Public Notes Offering. The proceeds from the Initial Offering and the Public Notes Offering were primarily utilized to retire all outstanding borrowings under the revolving credit facility and $330.0 million of term debt. For purposes of this discussion, these transactions are hereafter referred to as the "Transactions." As of December 31, 1997, the Company has a cash balance of $10.6 million, $1.8 million of working capital and $100.0 million of internal borrowing capacity under the Bank Credit Facility.

     For purposes of the following comparison of cash flows from operating, investing and financing activities, the 1996 period cash flows are based on combining January 1, 1996 through August 29, 1996 (the period prior to the Weyerhaeuser Acquisition) and August 30, 1996 through December 31, 1996.

     Operating Activities. Cash flows provided by operating activities in 1997 were $26.3 million, as compared to cash flows provided by operating activities of $2.5 million in 1996. The $23.8 million increase in cash flows provided by operating activities was primarily due to an increase in the volume of log and stumpage sales, proceeds from timber and property sales and $5.7 million of advance deposits on stumpage sales contracts. In addition, 1996 operating cash flows included $4.9 million of one-time payments to certain affiliates of the Company in connection with the Weyerhaeuser Acquisition and $2.8 million in one-time management fees paid to an affiliate of the Company. The increase in operating cash flows was partially offset by a substantial increase in interest and debt guarantee fees in 1997 as compared to 1996.

     Investing Activities. Cash flows used by investing activities were $101.6 million in 1997, as compared to cash flows used by investing activities of $291.9 million during 1996. During 1997, $110.9 million was used in the Ochoco Acquisition and a $10.0 million receivable from an affiliate was repaid. During 1996, $283.5 million was used in the Weyerhaeuser Acquisition and $10.0 million was paid to an affiliate. The results for 1996 also include $2.4 million in proceeds from logging equipment dispositions as a result of the Company's discontinuance of its logging crews upon consummation of the Weyerhaeuser Acquisition.

     Financing Activities. Cash flows provided by financing activities were $69.3 million in 1997, as compared to cash flows provided by financing activities of $306.0 million during 1996. During 1997, the Company refinanced $175.0 million of long-term debt incurred in connection with the Weyerhaeuser Acquisition and incurred an additional $110.0 million of long-term debt in connection with the Ochoco Acquisition. The Company incurred $6.0 million of deferred financing fees in connection with the refinancing of long-term debt and the incurrence of financing for the Ochoco Acquisition. In addition, the Company distributed $1.2 million to a member related to his 1997 estimated tax liability. The Company received $163.2 million in net proceeds from the Initial Offering and $218.3 million in proceeds, net of financing fees related to the issuance of the Notes. Cash flows provided by financing activities during 1996 principally represent borrowings under debt facilities and equity contributions from members in connection with the Weyerhaeuser Acquisition. These 1996 cash flows are partially offset by deferred financing fees incurred in connection with obtaining financing for the Weyerhaeuser Acquisition and the Predecessor's normal distributions of net operating and investment cash flows to Weyerhaeuser.

Notes

     The following summary of the terms of the Notes is qualified in its entirety by the terms of the Indenture which is included as an exhibit to this Report and is hereby incorporated by reference herein. The $225.0 million aggregate principal amount of Notes represent unsecured general obligations of the Operating Company and bear interest at 9 5/8% per annum, payable semiannually in arrears on May 15 and November 15. The Notes mature on November 15, 2007 unless previously redeemed. The Notes will not require any mandatory redemption or sinking fund payments prior to maturity and are redeemable at the option of the Operating Company in whole or in part, on or after November 15, 2002 at predetermined redemption prices plus accrued interest to the redemption date. In addition, at any time on or prior to November 15, 2000, the Operating Company, at its option, may redeem the Notes with the net cash proceeds of a Common Units offering or other equity interests of the Company, at 109.625% of the principal amount hereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least 65% of the principal amount of the Notes originally issued remain outstanding immediately following such redemption.
Upon the occurrence of certain events constituting a "change of control" (as defined in the Indenture), the Company must offer to purchase the Notes, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

     The Indenture contains various affirmative and restrictive covenants applicable to the Operating Company and its subsidiaries, including limitations on the ability of the Operating Company and its subsidiaries to, among other things, (i) incur additional indebtedness (other than certain permitted indebtedness) unless the Operating Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 2.25 to 1.00, and (ii) make distributions to the Company, make investments (other than permitted investments) in any person, create liens, engage in transactions with affiliates, suffer to exist any restrictions on the ability of a subsidiary to make distributions or repay indebtedness to the Company, engage in sale and leaseback transactions, enter into a merger, consolidation or sale of all or substantially all of its assets, sell assets or harvest timber in excess of certain limitations or engage in a different line of business. Under the Indenture, the Operating Company will be permitted to make cash distributions to the Company so long as no default or event of default exists or would exist upon making such distribution (a) if the Operating Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 1.75 to 1.00, in an amount, in any quarter, equal to Available Cash (as defined in the Indenture) for the immediately preceding fiscal quarter or (b) if the Operating Company's Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.75 to 1.00, in an aggregate amount after the closing of this offering not to exceed
(i) $7.5 million less the aggregate of all restricted payments made under this clause (b)(i) during the immediately preceding 16 fiscal quarters (or shorter period, if applicable, beginning on the issue date of the Notes), plus (ii) the net proceeds of certain capital contributions (including the sale of Units) received by the Company.

Bank Credit Facility

     The following summary of the terms of the Bank Credit Facility is qualified in its entirety by the Form of Bank Credit Facility which is included as an exhibit to this Report and is hereby incorporated by reference. The Bank Credit Facility consists of the $75.0 million Acquisition Facility and the $25.0 million Working Capital Facility. As of December 31, 1997, there were no outstanding borrowings under the Bank Credit Facility. The Bank Credit Facility bears interest at the lower of the Bank's prime rate plus a margin of 2.0% (10.5% at December 31, 1997) or LIBOR plus a margin of 2.5% (8.41% at December 31, 1997). The Working Capital Facility expires on November 19, 2000 and all amounts borrowed thereunder shall then be due and payable. At November 19, 2000, the Company may elect to amortize any outstanding loans under the Acquisition Facility in sixteen equal quarterly installments beginning one quarter after the conversion to a term loan, subject to certain provisions contained in the agreement governing the Bank Credit Facility.

     The Bank Credit Facility contains various affirmative and restrictive covenants applicable to the Operating Company, including limitations on the ability of the Operating Company to, among other things, (i) incur certain additional indebtedness, (ii) incur any liens other than (a) liens on accounts receivable and inventory to secure indebtedness under a refinancing facility for the Working Capital Facility and (b) liens for purchase money financing of acquired assets up to an aggregate $10.0 million, (iii) sell assets or harvest timber in excess of certain limitations (which limitations are similar to those under the Indenture) and (iv) make investments, engage in transactions with affiliates, and enter into a merger, consolidation or sale of assets. The Bank Credit Facility requires that the Operating Company maintain at all times the following financial ratios: (i) Minimum Pro Forma EBITDDA (as defined in the Bank Credit Facility) to Pro Forma Interest Expense (as defined in the Bank Credit Facility) of 2.10 to 1.0 (calculated on a four quarter rolling basis) from the closing date through June 30, 1998, increasing to 2.25 to 1.0 thereafter and through June 30, 1999 and further increasing to 2.35 to 1.0 thereafter, (ii) Maximum Funded Debt (as defined in the Bank Credit Facility) to Pro Forma EBITDDA (as defined in the Bank Credit Facility) of not more than 5.25 to 1.0 (calculated on a four quarter rolling basis) from the closing date through June 30, 1998, reducing to 4.75 to 1.0 thereafter and through June 30, 1999, and further reducing to 4.50 to 1.0 thereafter and (iii) Minimum Asset Value (as defined in the Bank Credit Facility) to Funded Debt Ratio (as defined in the Bank Credit Facility) of 175% measured on a quarterly basis based on quarter end numbers.

     Under the Bank Credit Facility, so long as no Event of Default (as defined in the Bank Credit Facility) exists or would result, the Operating Company will be permitted to make quarterly cash distributions to the Company in an amount not to exceed Available Cash (as defined in the Bank Credit Facility) in the preceding quarterly period. Available Cash shall reflect a reserve equal to 50% of the interest projected to be paid on the Notes in the next succeeding quarter, as well as 100% of the aggregate amount of all accrued and unpaid interest in respect of the Bank Credit Facility on the date of determination. In addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the Notes, Available Cash will be required to reflect a reserve equal to 25%, 50% and 75%, respectively, of the principal amount to be repaid on such date. The Bank Credit Facility also requires Available Cash to reflect a reserve for certain net proceeds from asset sales and excess harvests pending reinvestment.

Capital Expenditures/Cash Distributions

     Capital expenditures in 1997 totaled $1.1 million. Capital expenditures incurred were mainly in the nature of land management/silvicultural expenses and office equipment and vehicle purchases. Capital expenditures were financed through cash flow generated by operations. As the Company does not currently own and does not plan to own manufacturing facilities, and all logging is subcontracted to third parties, it is anticipated that capital expenditures in the future will not be material and will consist mainly of land management/silvicultural expenditures. It is not currently anticipated that the Company will either maintain log inventories, although small log inventories may be maintained for a short period of time, or incur material capital expenditures for machinery and equipment. The Company anticipates that capital expenditures will be approximately $1.8 million in 1998. Capital expenditures will consist primarily of capitalized silvicultural costs and miscellaneous equipment and computer hardware and software expenditures.

     Cash required to meet the Company's quarterly cash distributions, and interest and principal payments on indebtedness will be significant. The General Partner expects that the debt service will be funded from current operations. The Company expects to make cash distributions from current funds and cash generated from operations.

Effects of Inflation

     Prices for the Company's stumpage and logs may be subject to sharp cyclical fluctuations due to market or other economic conditions, including the level of construction activity but generally do not directly follow inflationary trends. Costs of forest operations and general and administrative expenses generally reflect inflationary trends.

Year 2000 Compliance

     In connection with the Company's business activities, the Company is assessing the computer and information system needs of the overall organization. Along with this assessment, the Company is also reviewing its computer-based systems and applications to ensure that its computer and information systems will function properly at Year 2000. At this time, management of the Company believes that the specific costs of achieving Year 2000 compliance for its current systems will not have a material effect on the Company's consolidated financial statements.

Other

     Pursuant to an agreement dated as of July 29, 1997 between John J. Stephens, the former President and Chief Executive Officer and a former Director of the General Partner and one of the Founding Directors, and USTK, Old Services, Mr. Rudey and certain of his affiliates, Mr. Stephens' interest in Old Services was redeemed for 95,238 Subordinated Units upon the consummation of the Transactions and $1.0 million payable in January 1998. Pursuant to an agreement dated as of July 29, 1997 between George R. Hornig, a Director of the General Partner and one of the Founding Directors, and USTK, Old Services, Mr. Rudey and certain of his affiliates, Mr. Hornig's interest in Old Services was redeemed upon the closing of the Transactions for 48,160 Subordinated Units.

ITEM 8.   FINANCIAL STATEMENTS

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on Page 73.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

     The General Partner manages and operates the activities of the Company. As is commonly the case with publicly traded limited partnerships, the Company does not directly employ any of the persons responsible for managing or operating the Company. In general, the management of USTK manages and operates the Company's business as officers and employees of the General Partner and its affiliates. The Unitholders do not directly or indirectly participate in the management or operation of the Company.

     In January 1998, the General Partner appointed Spencer R. Stuart and Thomas
C. Theobald, two members of the Board of Directors who are neither officers, employees or security holders of the General Partner nor directors, officers, or employees of any affiliate of the General Partner, to serve on the Conflicts Committee. The Conflicts Committee has the authority to review specific matters as to which the Board of Directors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Company. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to the Company, approved by all partners of the Company and not a breach by the General Partner or its Board of Directors of any duties they may owe the Company or the Unitholders. The Board of Directors also has an audit committee (the "Audit Committee") composed of the two independent directors as well as Robert F. Wright, which reviews the external financial reporting of the Company, recommends engagement of the Company's independent public accountants and reviews the Company's procedures for internal auditing and the adequacy of the Company's internal accounting controls. The Board of Directors also has a compensation committee (the "Compensation Committee"), consisting of four directors, including the two independent directors, which determines the compensation of the officers of the General Partner and administers its employee benefit plans. In addition, the Board of Directors has a Long-Term Incentive Plan Committee (the "LTIP Committee"), which consists of three directors, including the two independent directors, which acts with respect to the Company's Long-Term Incentive Plan.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE GENERAL PARTNER

     The following table sets forth certain information with respect to the members of the Board of Directors of the General Partner, its executive officers and certain key employees. Executive officers and directors are elected for one-year terms.

          NAME          AGE              POSITION WITH GENERAL PARTNER
----------------------  ---  --------------------------------------------------
John M. Rudey            54  Chairman and Director(1)
Allen E. Symington       58  President and Chief Financial Officer and
                             Director(2)
Robert E.L. Michie, Jr   50  Vice President - Operations
John C. McDowell         48  Vice President - Finance and Controller
Aubrey L. Cole           74  Director(3)
George R. Hornig         43  Director(4)
Spencer R. Stuart        75  Director(5)
Thomas C. Theobald       60  Director(6)
Robert F. Wright         72  Director(7)
Walter L. Barnes         55  Harvesting Manager
Robert A. Broadhead      46  Marketing Manager
Martin Lugus             57  General Manager

          NAME          AGE              POSITION WITH GENERAL PARTNER
----------------------  ---  --------------------------------------------------
Kurt A. Muller           39  Planning Manager
Christopher J. Sokol     48  Forestry Manager

------------
(1) Member of the Executive (Chairman), Nominating (Chairman), Finance and Compensation (Chairman) Committees.
(2)  Member of the Executive and Finance Committees.
(3)  Member of the Executive and Nominating Committees.
(4)  Member of the Executive and Finance Committees.
(5)  Member of the Audit, Conflicts (Chairman), Compensation and LTIP
     Committees.
(6) Member of the Audit, Conflicts, Compensation, Finance (Chairman) and LTIP Committees.
(7) Member of the Nominating, Finance, Compensation, Audit (Chairman) and LTIP (Chairman) Committees.

      John M. Rudey serves as Chairman and a Director of the General Partner. Since 1992, Mr. Rudey has served as Chief Executive Officer of Garrin Properties Holdings, Inc., a private investment company that manages and advises investment portfolios principally concentrated in the timber and forest products industries and in real estate. He has previously acquired and managed for his family investment group a subsidiary of Westinghouse Electric Co. and a division of Monumental Life Insurance Company. Mr. Rudey holds a B.A. from Harvard College and an M.B.A. from Harvard Business School.

      Allen E. Symington serves as President and Chief Financial Officer and a Director of the General Partner. From 1996-98, Mr. Symington was Vice President, Finance of Simpson Timber Investment Company ("Simpson") (a private timberlands owner and forest products manufacturer) and from 1995-96 he served as Vice President -Investments and Treasurer. From 1988-94, Mr. Symington served as Vice President--Investments. Mr. Symington joined Simpson in 1962 and served in various capacities. Mr. Symington is currently Vice Chairman of the Washington State Employees Retirement Board and a director of Enterprises International (a company which produces manufacturing equipment for the pulp and paper industry). Mr. Symington holds a B.S. in Forest Products with a minor in Business and Finance from the University of Washington.

      Robert E.L. Michie, Jr. serves as Vice President - Operations of the General Partner. From 1989-98, Mr. Michie was the Timberlands Manager of Simpson Timber Company, managing its timberland properties in Oregon and Washington. Prior to joining Simpson, Mr. Michie served in various capacities with Crown Zellerbach Corporation and its successor, Cavenham Forest Industries, Inc. Mr. Michie holds a B.S. in Industrial Engineering from Texas Tech University and an M.B.A. in Management from the University of Alaska.

      John C. McDowell serves as Vice President - Finance and Controller of the General Partner. From 1989-97, Mr. McDowell served as Vice President - Controller for Simpson, and from 1986-88 he served as Assistant Treasurer for Simpson. From 1982-85, Mr. McDowell was Vice President - Controller for Simlog Leasing Company. From 1980-81, Mr. McDowell served as Controller for Farmer Construction Company; and from 1974-79, Mr. McDowell was an Audit Manager for Ernst & Young. Mr. McDowell holds a B.A. in Business Administration from the University of Washington and is a Certified Public Accountant.

      Aubrey L. Cole serves as a Director of the General Partner. Since 1989 Mr. Cole has been a consultant for Aubrey Cole Associates, a sole proprietorship which provides management consulting services and makes investments. From 1986 to 1989, Mr. Cole was the Vice Chairman of the Board and Director of Champion International Corporation (a publicly traded forest products company) and from 1983 to 1993, Mr. Cole was the Chairman of Champion Realty Corporation (a land sales subsidiary of Champion International). Mr. Cole holds a B.B.A. from the University of Texas and serves on the Advisory Board of the Business School.

      George R. Hornig serves as a Director of the General Partner. Since 1993, Mr. Hornig has been a Managing Director of Deutsche Bank North America Holdings, Inc. (the United States arm of Deutsche Bank, a German banking concern) and affiliated entities. From 1991 to 1993, Mr. Hornig was the President and Chief Operating Officer of Dubin

& Swieca Holdings, Inc., an investment management business. From 1988 to 1991, Mr. Hornig was a co-founder, Managing Director and Chief Operating Officer of Wasserstein Perella & Co., Inc. (a mergers and acquisitions investment bank). From 1983 to 1988, Mr. Hornig was an investment banker in the Mergers and Acquisitions Group of The First Boston Corporation. Prior to 1983, Mr. Hornig was an attorney with Skadden, Arps, Slate, Meagher & Flom. Mr. Hornig holds a B.A. from Harvard College, a J.D. from Harvard Law School and an M.B.A. from Harvard Business School. Mr. Hornig is also a director of SL Industries, Inc. and Forrester Research, Inc.

      Spencer R. Stuart serves as a Director of the General Partner. Mr. Stuart currently serves as honorary Chairman of Stuart Spencer & Associates/Management Consultants - Executive Searches, an international executive search and management consulting firm, which he founded in 1956, and from which he retired as Chairman and Chief Executive Officer in 1974. From 1990-92, Mr. Stuart was Chairman of Dean Witter Council of Management Advisors, a division of Dean Witter Investment Banking. Mr. Stuart is a director of Enhance Financial Services Group, Inc., Enhance Reinsurance Company and Asset Guaranty Inc. Mr. Stuart holds a B.S. from Haverford College.

      Thomas C. Theobald serves as a Director of the General Partner. Since 1994, Mr. Theobald has been a Managing Director of William Blair Capital Partners, L.L.C. From 1987-94, Mr. Theobald served as Chairman and Chief Executive Officer of Continental Bank Corporation. From 1960-87, Mr. Theobald was Vice Chairman of Citicorp and Citibank N.A. Mr. Theobald holds a B.A. from Holy Cross College and an M.B.A. from Harvard Graduate School of Business. Mr. Theobald is also a director of the following companies: Xerox Corporation, Mutual Life Insurance Company of New York, Anixter International, LaSalle U.S. Realty Income and Growth Fund, Stein Roe Funds and LaSalle Partners.

      Robert F. Wright serves as a Director of the General Partner. Since 1988, Mr. Wright has served as President and Chief Executive Officer of Robert F. Wright Associates, Inc., a firm making strategic investments and providing business consulting services. Previously, Mr. Wright spent 40 years, 28 years as a partner, at Arthur Andersen & Co. Mr. Wright holds a B.A. from Michigan State University and an M.B.A. from New York University. Mr. Wright is a director of the following companies: Hanover Direct Inc. (a catalog marketer), Reliance Standard Life Insurance Co. and affiliates (life insurance companies), The Navigators Group Inc. (a property insurance company), Norweb North America Corporation (an Irish investment company), Rose Technology Group Limited (a Canadian professional engineering company), Deotexas Inc. (a development stage company) and Williams Real Estate Co., Inc. (a real estate company).

      Walter L. Barnes serves as Harvesting Manager of the General Partner, responsible for all solid wood logging and fiber operations. From 1993-1996, prior to joining the General Partner, Mr. Barnes acted as the Operations Harvest Manager for Weyerhaeuser. Mr. Barnes was employed by Weyerhaeuser for 28 years and has extensive experience managing different harvesting systems on both the East and West sides of the Cascade Range. Mr. Barnes holds a B.S. degree from the University of Wyoming.

      Robert A. Broadhead serves as Marketing Manager of the General Partner, responsible for all log and stumpage sales transactions. Mr. Broadhead was employed by Weyerhaeuser for 20 years and gained additional experience in investing and planning while serving as Planning Manager from 1981 to 1994. Mr. Broadhead holds a B.S. degree from Humboldt State University.

      Martin Lugus serves as General Manager of the General Partner, responsible for all land management and operations on fee lands. Mr. Lugus was employed by Weyerhaeuser for 28 years, during which time he served as Forestry Manager from 1981 to 1991 and Timberlands Manager from 1991 to 1996. Mr. Lugus holds a B.S. from University of Connecticut and a M.F. from Yale School of Forestry and Environmental Studies.

      Kurt A. Muller serves as Planning Manager of the General Partner, responsible for all harvest planning, as well as operating and developing the inventory and GIS systems. From 1982 to 1989, Mr. Muller was President of Woodland Consulting Services, Inc., during which time he gained additional experience in contracting forestry operations and forest land management as District Forester. Mr. Muller was employed by Weyerhaeuser for eight years and holds a B.S. degree from Oregon State University.

      Christopher J. Sokol serves as Forestry Manager of the General Partner, responsible for forestry operations, environmental relationships, harvest prescriptions and nursery/orchard operations. Prior to joining the General Partner in 1996, Mr. Sokol was employed by Weyerhaeuser for 22 years and gained additional experience in forest regeneration and timber sales while serving as District Forester from 1982 to 1991 and as Forestry Manager thereafter. Mr. Sokol holds a B.S. from Oregon State University.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the General Partner's officers and directors, and persons who own more than 10% of a registered class of equity securities of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Officers, directors and greater than ten percent securityholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based on its review of the copies of such forms received by it, or written representations regarding ownership of the Company's securities, the Company believes that during the fiscal year 1997, all filings required were properly made, with the exception of: (i) one Form 3 filing for each of Messrs. Stuart and Symington, both of which were filed after the required 10-day filing period, and (ii) one Form 5 filing for Mr. Rudey, which was timely filed but did not initially reflect his indirect beneficial ownership of 1,000 Common Units held by each of his two minor children, though an amendment to Mr. Rudey's Form 5 was filed on March 31, 1998 to reflect such transactions.

ITEM 11.  EXECUTIVE COMPENSATION

      The Company and the General Partner were formed in June 1997.
Accordingly, the General Partner paid no compensation to its directors and officers with respect to 1996 or earlier, nor did any obligations accrue in respect of management incentive or retirement benefits for the directors and officers with respect to such year. Prior to the closing of the Initial Offering, all executive officers were employees of Old Services. Upon the closing of the Initial Offering on November 19, 1997, the executive officers became employees of the General Partner; therefore, the following disclosure covers the period from November 19, 1997 through December 31, 1997. Under the terms of the Partnership Agreement, the Company is required to reimburse the General Partner for expenses relating to the operation of the Company, including salaries and bonuses of employees employed on behalf of the Company, as well as the costs of providing benefits to such persons under employee benefit plans and for the costs of health and life insurance.

      The following table sets forth annual salary, bonus and all other compensation awards and payouts earned by the General Partner's Chief Executive Officer and the named executive officers for services rendered during the fiscal year ended December 31, 1997:

                           SUMMARY COMPENSATION TABLE

                                                                                                                       ALL OTHER
                                        ANNUAL COMPENSATION                LONG-TERM COMPENSATION                    COMPENSATION
                            ------------------------------------------  ---------------------------------------  -------------------
                                                                                      SECURITIES
                                                                         RESTRICTED   UNDERLYING
                                                          OTHER ANNUAL      STOCK      OPTIONS/
     NAME AND POSITION       YEAR    SALARY     BONUS     COMPENSATION     AWARDS      SARS (#)    LTIP PAYOUTS
-------------------------   ------------------------------------------  -----------  -----------  -------------  ------------------
John J. Stephens,            1997    $52,500   $    --    $       --     $     --                  $    --           $    --
 President and Chief
 Executive Officer (1)

Michael J. Morgan, Vice      1997    $14,700   $100,000   $  --          $  --                     $    --           $    --
 President and Chief
 Financial Officer (2)

------------------
(1) Mr. Stephens resigned as President and Chief Executive Officer effective January 2, 1998.
(2) Mr. Morgan was terminated as Vice President and Chief Financial Officer effective January 5, 1998. Edward J. Kobacker was terminated as Executive Vice President and Chief Operating Officer effective January 5, 1998. Pursuant to the terms of his termination, Mr. Kobacker received severance payments of $700,000. In addition, pursuant to the terms of his employment agreement, he is entitled to receive $450,000 in three equal installments of $150,000 on January 1, 1998, 1999 and 2000 as compensation for having forfeited his right to exercise certain -in-the-money stock options granted him by a prior employer.

LONG-TERM INCENTIVE PLAN

     The General Partner has adopted the U.S. Timberlands Company, L.P. Amended and Restated 1997 Long-Term Incentive Plan (the "Long-Term Incentive Plan") for key employees and directors of the General Partner and its affiliates. The summary of the Long-Term Incentive Plan contained herein does not purport to be complete and is qualified in its entirety by reference to the Long-Term Incentive Plan, which is filed as an exhibit hereto. The Long-Term Incentive Plan consists of two components, a unit option plan (the "Unit Option Plan") and a restricted unit plan (the "Restricted Unit Plan"). The Long-Term Incentive Plan currently permits the grant of Unit Options and Restricted Units covering an aggregate of 857,748 Common Units.

     Unit Option Plan. The Unit Option Plan currently permits the grant of options ("Unit Options") covering 857,748 Common Units. Unit Options granted during the Subordination Period will become exercisable automatically upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units. If a grantee's employment is terminated by reason of his death, disability or retirement, the grantee's Unit Options will become immediately exercisable. In addition, a grantee's Unit Options will become immediately exercisable in the event of a "change of control" of the Company (as defined in the Long-Term Incentive Plan).

     Upon exercise of a Unit Option, the General Partner will acquire Common Units in the open market at a price equal to the then-prevailing price on the principal national securities exchange upon which the Common Units are then traded, or directly from the Company or any other person, or use Common Units already owned by the General Partner, or any combination of the foregoing. The General Partner will be entitled to reimbursement by the Company for the difference between the cost incurred by the General Partner in acquiring such Common Units and the proceeds received by the General Partner from an optionee at the time of exercise. Thus, the cost of the Unit Options will be borne by the Company. If the Company issues new Common Units upon exercise of the Unit Options, the total number of Units outstanding will increase and the General Partner will remit the proceeds received from the optionee to the Company.

     The Unit Option Plan has been designed to furnish additional compensation to key executives and key directors and to increase their proprietary interest in the future performance of the Company measured in terms of growth in the market value of Common Units.

     The following table sets forth certain information with respect to Unit Options granted to the named executive officers during the fiscal year 1997:

             LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR

       NAME          NUMBER OF UNIT OPTIONS     PERFORMANCE OR OTHER
                                               PERIOD UNTIL MATURATION
                                                     OR PAYOUT (3)
-------------------  ----------------------  ---------------------------
John J. Stephens                107,218 (1)             3 years
Michael J. Morgan                64,332 (2)             3 years

------------
(1) Mr. Stephens ceased to be a member of the General Partner's Board of Directors on January 2, 1998. The 107,218 Unit Options granted to Mr. Stephens expired unexercised as a result of his termination.
(2) The 64,332 Unit Options granted to Mr. Morgan expired unexercised as a result of his termination.
(3) The Unit Options become exercisable automatically upon, and in the same proportion as, the conversion of the Subordinated Units to Common Units, which date shall be no earlier than December 31, 2000.

     The following table sets forth certain information with respect to option grants to the named executive officers during fiscal 1997:

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR





                                                 INDIVIDUAL GRANTS
                             -----------------------------------------------------------    POTENTIAL REALIZABLE VALUE AT
                                                % OF TOTAL                                  ASSUMED ANNUAL RATES OF STOCK
                                NUMBER OF        OPTIONS/                                       PRICE APPRECIATION FOR
                               SECURITIES      SARS GRANTED    EXERCISE                           OPTION TERM (4)
                               UNDERLYING      TO EMPLOYEES    OR BASE                       -----------------------------
                              OPTIONS/ SARS     IN FISCAL       PRICE       EXPIRATION
  NAME                            GRANTED           YEAR       ($/SH) (3)       DATE               5%            10%
--------------------------   ---------------  --------------  -----------  --------------    -----------------------------
John J. Stephens..........         107,218(1)          12.5%      $21.00      11/19/07 (1)   $1,416,350       $3,588,586
Michael J. Morgan.........          64,332(2)           7.5%      $21.00      11/19/07 (2)   $  849,826       $2,153,192

---------
(1) The 107,218 Unit Options granted to Mr. Stephens expired unexercised as a result of his termination.
(2) The 64,332 Unit Options granted to Mr. Morgan expired unexercised as a result of his termination.
(3) The Unit Options become exercisable automatically upon, and in the same proportion as, the conversion of the Subordinated Units to Common Units, which date shall be no earlier than December 31, 2000.
(4) A ten year period (the maximum length of the Unit Option term) was used for compounding purposes in the above calculations.

     The following table sets forth certain information with respect to the aggregate number and value of options at the fiscal year-end 1997:



   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR ENDED
                               OPTION/SAR VALUES

                                                     NUMBER OF SECURITIES
                                                    UNDERLYING UNEXERC                  VALUE OF UNEXERCISED
                                                       OPTIONS/SARS AT             IN-THE-MONEY OPTIONS/ SARS AT
                       SHARES                         DECEMBER 31, 1997                  DECEMBER 31, 1997
                     ACQUIRED ON      VALUE    ----------------------------    ------------------------------------
     NAME            EXERCISE (#)   REALIZED     EXERCISABLE  UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
------------------   ------------  ---------   -------------  -------------    --------------  --------------------
John J. Stephens...      None       $  --             --      107,218(1)         $  --                $  N.A. (3)
Michael J. Morgan..      None       $  --             --       64,332(2)         $  --                $  N.A. (3)

---------
(1) The 107,218 Unit Options granted to Mr. Stephens expired unexercised as a result of his termination.
(2) The 64,332 Unit Options granted to Mr. Morgan expired unexercised as a result of his termination.
(3) At the close of trading on December 31, 1997, the market value of the Common Units was $20.75 per share. Since the Units Options, once exercisable, would be exercisable at $21.00 per share, the in-the-money computation is inapplicable.

     Restricted Unit Plan. A Restricted Unit is a "phantom" unit that entitles the grantee to receive a Common Unit upon the vesting of the phantom unit. No grants have been made under the Restricted Unit Plan. The LTIP Committee may, in the future, determine to make grants under such plan to key employees and directors containing such terms as the Committee shall determine. Restricted Units granted during the Subordination Period will vest automatically upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units. Common Units to be delivered upon the "vesting" of rights may be Common Units acquired by the General Partner in the open market, Common Units already owned by the General Partner, Common Units acquired by the General Partner directly from the Company or any other person, or any combination of the foregoing. The General Partner will be entitled to reimbursement by the Company for the cost incurred in acquiring such Common Units. If the Company issues new Common Units, the total number of Units outstanding will increase and the Company will receive no remuneration.

     The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units.

     The General Partner's Board of Directors in its discretion may terminate the Long-Term Incentive Plan at any time with respect to any Common Units or Unit Options for which a grant has not theretofore been made. The General Partner's Board of Directors will also have the right to alter or amend the Long-Term Incentive Plan or any part thereof from time to time; provided, however, that no change in any outstanding grant may be made that would impair the rights of the participant without the consent of such participant.

COMPENSATION OF DIRECTORS

     No additional remuneration will be paid to employees who also serve as directors. Each independent director receives $50,000 annually, for which they each agree to participate in four regular meetings of the Board of Directors and four Audit/Conflicts Committee meetings. Each other non-employee director receives $50,000 annually (to be paid in cash or Subordinated Units, as determined by each director), for which they each agree to participate in four regular meetings of the Board of Directors. Each non-employee director will receive $1,250 for each additional meeting in which he participates. In addition, each non-employee director will be reimbursed for his out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees thereof. Each director will be fully indemnified by the Company for his actions associated with being a director to the extent permitted under Delaware law.

     The General Partner has entered into consulting agreements with each of Aubrey Cole Associates (a consulting firm affiliated with Mr. Cole), Robert F. Wright Associates, Inc. (a consulting firm affiliated with Mr. Wright) and Mr. Hornig pursuant to which each such person or firm provides consulting services to the General Partner. Each such agreement provides for an annual retainer of $25,000, plus $150 per hour (with a maximum per diem of $1,200) for services rendered at the request of the General Partner. Each consulting agreement will be reviewed annually by a majority of the directors who do not have consulting agreements.

EMPLOYMENT AGREEMENTS

     The General Partner has entered into employment agreements with Messrs. Rudey, Symington, Michie and McDowell (the "Executives"). The summary of the Employment Agreements which follows does not purport to be complete and is qualified in its entirety by reference to the forms of Employment Agreement, which are filed as exhibits to this Annual Report. Each agreement has a term of approximately five years and includes confidentiality provisions and noncompete provisions. In each agreement, the confidentiality provisions will continue for 18 months following the later to occur of the Executive's termination of employment or, in the case of Messrs. Rudey and Symington, his resignation or removal from the Board, and, unless the Executive is terminated without "Cause," or the Executive terminates his employment for "Good Reason" or due to disability, the noncompete provisions will continue for a period of 12 months after the termination of such employment.

     The agreements provide for an annual base salary of $300,000, $260,000, $175,000 and $145,000 for each of Messrs. Rudey, Symington, Michie and McDowell, respectively, subject to such increases as the Board of Directors of the General Partner may authorize from time to time. In addition, each of the Executives will be eligible to receive an annual cash bonus to be determined by the Compensation Committee not to exceed 100% of his base salary. Each of Messrs. Symington, Michie and McDowell has been guaranteed a minimum bonus equal to 50% of his base salary for each of 1998 and 1999. Each of the Executives also participates in the Long-Term Incentive Plan of the General Partner as described above. The Executives will also be entitled to participate in such other benefit plans and programs as the General Partner may provide for its employees in general.

     The agreements provide that in the event an Executive's employment is terminated without "Cause" (as defined in the Employment Agreements) or if the Executive terminates his employment for "Good Reason" (as defined below), such individual will be entitled to receive a severance payment in an amount equal to his base salary for the remainder of the employment term under the Employment Agreement or 12 months, whichever is less, plus a prorated bonus for the year of such termination calculated based on the bonus being equal to 100% of base salary. In the event of termination due to death or disability, the Executive will be entitled to accrued salary and benefits up to the date of the termination. In the event the individual's employment is terminated for "Cause," he will receive accrued salary and benefits up to the date of termination.

     Good Reason is defined in the agreements generally as: (i) in the case of Messrs. Rudey and Symington, failure of the General Partner's members to elect or re-elect the Executive to the Board of Directors, (ii) failure of the General Partner to vest in the Executive the position, duties and responsibilities contemplated by his Employment Agreement, (iii) failure of the General Partner to pay any portion of the Executive's compensation, (iv) any material breach by the General Partner of any material provision of the Employment Agreement and
(v) a material reduction in the individual's duties, responsibilities or status upon a "change of control" as defined in the Employment Agreement. "Cause" is defined generally as: (i) any felony conviction, (ii) any material breach by the Executive of a material written agreement between the Executive and the Company,
(iii) any breach caused by the Executive of the Partnership Agreement, (iv) any willful misconduct by the Executive materially injurious to the Company, (v) any willful failure by the Executive to comply with any material policies, procedures or directives of the Board of Directors of the General Partner or
(vi) any fraud, misappropriation of funds, embezzlement or other similar acts of misconduct with respect to the Company.

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The Compensation Committee of the General Partner is composed of Messrs. Rudey, Stuart, Theobald and Wright. Mr. Rudey also serves as Chairman of the General Partner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Units held by beneficial owners of five percent or more of the Units, by directors and executive officers of the General Partner and by all directors and executive officers of the General Partner as a group as of March 15, 1998.

                                                                                      PERCENTAGE OF
                                                       PERCENTAGE OF   SUBORDINATED   SUBORDINATED    PERCENTAGE OF
                                        COMMON UNITS   COMMON UNITS       UNITS           UNITS        TOTAL UNITS
                                        BENEFICIALLY   BENEFICIALLY    BENEFICIALLY   BENEFICIALLY    BENEFICIALLY
       NAME OF BENEFICIAL OWNER            OWNED           OWNED          OWNED           OWNED           OWNED
------------------------------------   --------------  --------------  -------------  --------------  --------------
Rudey Timber Company, L.L.C. (1)......         --             --%        2,894,157         67.6%           22.5%
U.S. Timberlands Management
 Company, L.L.C (2)...................         --             --         1,244,565         29.1             9.7
U.S. Timberlands Holdings,
 L.L.C. (3)...........................         --             --         2,894,157         67.6            22.5
John M. Rudey (4).....................      2,000              *         4,138,722         96.7            32.2
Allen E. Symington(5).................        300              *                --           --               *
Robert E.L. Michie(5).................         --             --                --           --              --
John C. McDowell(5)...................         --             --                --           --              --
George R. Hornig (6)..................         --             --            48,160          1.1               *
Robert F. Wright(7)...................         --             --                --           --              --
Aubrey L. Cole(8).....................         --             --                --           --              --
Spencer R. Stuart(9)..................         --             --                --           --              --
Thomas C. Theobald(10)................      5,000              *                --           --               *
All directors and executive officers
 as a group (9 persons) (11)..........      7,300              *         4,186,882         97.8%           32.6%

------------

*    Less than 1% of class.
(1)  Current address is 625 Madison Avenue, Suite 10-B, New York, New York
     10022. Includes all 2,894,157 of the Subordinated Units owned by Holdings.
     Rudey Timber Company, L.L.C. has a 99% member interest in Holdings.
(2)  Current address is 625 Madison Avenue, Suite 10-B, New York, New York 10022.
(3)  Current address is 625 Madison Avenue, Suite 10-B, New York, New York 10022.
(4)  Current address is 625 Madison Avenue, Suite 10-B, New York, New York 10022.
     Includes 1,244,565 Subordinated Units beneficially owned by Old Services and
     2,894,157 Subordinated Units beneficially owned by Holdings. Mr. Rudey is attributed 100% beneficial ownership of all Subordinated Units owned by Old
     Services and Holdings through his interests therein and in Rudey Timber
     Company, L.L.C.
(5)  Current address is 1301 Fifth Avenue, Suite 3725, Seattle, Washington 98101.
(6)  Current address is 1220 Park Avenue, New York, New York 10128.
(7)  Current address is 57 West 57th Street, Suite 704, New York, New York 10019.
(8)  Current address is 16825 Northchase Drive, Suite 800, Houston, Texas 77060.
(9)  Current address is 1725 Buttonbush Circle, Palm City, Florida 34990.
(10) Current address is 222 West Adams Street, Suite 3300, Chicago, Illinois
     60606.

(11) Includes interests directly and indirectly owned by such persons. With respect to beneficial ownership which may be attributable to Mr. Rudey, see footnote (4).

     All of the outstanding member interests in the General Partner are owned by management, directors and related persons and entities. The members of the General Partner are parties to an operating agreement, which, among other things, provides that the member interests of management and directors who retire, resign or otherwise terminate their relationship with the General Partner will be repurchased by the General Partner. In addition, each member other than affiliates of Mr. Rudey is provided certain "tag along" and "bring along" rights with respect to sales of member interests in the General Partner by Mr. Rudey's affiliates. See "Certain Relationships and Related Transactions- -Repurchase of Certain Member Interests; Severance Payments."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT OF THE COMPANY

     The Company is managed by the General Partner pursuant to the Partnership Agreement. Under the Partnership Agreement the General Partner is entitled to reimbursement of certain costs of managing the Company. These costs included compensation and benefits payable to officers and employees of the General Partner, payroll taxes, general and administrative expenses and legal and professional fees.


RIGHTS OF THE GENERAL PARTNER

     As of March 15, 1998, Old Services owns 1,244,565 Subordinated Units, Holdings, an affiliate of the General Partner, owns 2,894,157 Subordinated Units, and Mr. Hornig, a Founding Director and member of the General Partner, owns 48,160 Subordinated Units. The 4,186,882 Subordinated Units owned by Old Services, Holdings and Mr. Hornig represents an aggregate 32.6% limited partner interest in the Company. Through the General Partner's ability to manage and operate the Company and the ownership of outstanding Subordinated Units by affiliates of the General Partner (effectively giving the General Partner the ability to veto certain actions of the Company), the General Partner will have the ability to control the management of the Company.

CONSULTING AGREEMENTS

     The General Partner has entered into consulting agreements with each of Aubrey Cole Associates (a consulting firm affiliated with Mr. Cole), Robert F. Wright Associates, Inc. (a consulting firm affiliated with Mr. Wright) and Mr. Hornig pursuant to which each such person or firm provides consulting services to the General Partner. Each such agreement provides for an annual retainer of $25,000, plus $150 per hour (with a maximum per diem of $1,200) for services rendered at the request of the General Partner. Each consulting agreement will be reviewed annually by a majority of the directors who do not have consulting agreements.

RELATED PARTY TRANSACTIONS

     Pursuant to an agreement dated as of July 29, 1997 between John J. Stephens, a Founding Director and the former President and Chief Executive Officer of the General Partner, and USTK, Old Services, Mr, Rudey and certain of his affiliates, Mr. Stephen's interest in Old Services was redeemed for 95,238 Subordinated Units upon the consummation of the Transactions and $1.0 million paid in January 1998. Pursuant to an agreement dated as of July 29, 1997 between Mr. Hornig and USTK, Old Services, Mr. Rudey and certain of his affiliates, Mr. Hornig's interest in Old Services was redeemed upon the closing of the Transactions for 48,160 Subordinated Units.

REPURCHASE OF CERTAIN MEMBER INTERESTS; SEVERANCE PAYMENTS

      On January 5, 1998, the General Partner made certain changes in senior management. In connection therewith, Edward J. Kobacker, the former Executive Vice President and Chief Operating Officer and a former Director of the General Partner, became entitled to receive approximately $700,000 in severance payments pursuant to his employment agreement. In addition, pursuant to the terms of the General Partner's operating agreement, the member interests of each of Mr. Stephens, Mr. Kobacker and John H. Beuter, a former Director of the General Partner, were subject to repurchase at an aggregate price of $385,000 payable in three annual installments commencing February 1, 1998. The Company will reimburse the General Partner for such repurchase payments.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)(1) AND (2) FINANCIAL STATEMENTS

     See "Index to Financial Statements" set forth on page 73.

(A)(3) EXHIBITS

 +3.1  --Amended and Restated Agreement of Limited Partnership of U.S. Timberlands
       Company, L.P.
 +3.2  --Second Amended and Restated Operating Agreement of U.S. Timberlands Klamath
       Falls, L.L.C.
+10.1  --Credit Agreement among U.S. Timberlands Klamath Falls, L.L.C. and certain banks
+10.2  --Indenture among U.S. Timberlands Klamath Falls, L.L.C., U.S. Timberlands Finance
       Corp. and State Street Bank and Trust Company, as trustee
+10.3  --Contribution, Conveyance and Assumption Agreement among U.S. Timberlands
       Company, L.P. and certain other parties
*10.4  --Form of U.S. Timberlands Company, L.P. 1997 Long-Term Incentive Plan
*10.5  Employment Agreement for Mr. Rudey
 10.6  Employment Agreement for Mr. Symington
 10.7  Employment Agreement for Mr. Michie
 10.8  Employment Agreement for Mr. McDowell
*10.9  --Supply Agreement between U.S. Timberlands Klamath Falls, L.L.C. and Collins
       Products LLC
*21.1  --List of Subsidiaries
 27.1  --Financial Data Schedule

* Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed November 13, 1997.
+Incorporated by reference to the same numbered Exhibit to the Registrant's
  Current Report on Form 8-K filed January 15, 1998.

(B) REPORTS ON FORM 8-K

  No reports on Form 8-K were filed by the Company during the last quarter of the period covered by the Annual Report.

                                                                      APPENDIX A

                           GLOSSARY OF CERTAIN TERMS

  Acquisition: The acquisition by the Company of substantially all of the equity interests in USTK and the business and assets of U.S. Timberlands Management Company, L.L.C., on November 19, 1997.

  Acquisition Facility: A $75.0 million revolving credit facility entered into by the Operating Company used for acquisitions and improvements.

  Adjusted Operating Surplus: With respect to any period, Operating Surplus generated during such period (a) less (i) any net increase in working capital borrowings during such period and (ii) any net reduction in cash reserves for Operating Expenditures during such period not relating to an Operating Expenditure made during such period, and (b) plus (i) any net decrease in working capital borrowings during such period and (ii) any net increase in cash reserves for Operating Expenditures during such period required by any debt instrument for the repayment of principal, interest or premium. Adjusted Operating Surplus does not include that portion of Operating Surplus included in clause (a)(i) of the definition of Operating Surplus.

  Available Cash:  With respect to any quarter prior to liquidation:

(a) the sum of (i) all cash and cash equivalents of the Partnership Group on hand at the end of such quarter and (ii) all additional cash and cash equivalents of the Partnership Group on hand on the date of determination of Available Cash with respect to such quarter resulting from borrowings for working capital purposes made subsequent to the end of such quarter, less

(b) the amount of any cash reserves that is necessary or appropriate in the reasonable discretion of the General Partner to (i) provide for the proper conduct of the business of the Partnership Group (including reserves for future capital expenditures and for anticipated future credit needs of the Partnership Group) subsequent to such quarter, (ii) comply with applicable law or any loan agreement, security agreement, mortgage, debt instrument or other agreement or obligation to which any member of the Partnership Group is a party or by which it is bound or its assets are subject, or (iii) provide funds for distributions under Section 6.4 or 6.5 of the Partnership Agreement in respect of any one or more of the next four quarters; provided, however, that the General Partner may not establish cash reserves pursuant to (iii) above if the effect of such reserves would be that the Company is unable to distribute the Minimum Quarterly Distribution on all Common Units with respect to such quarter; and, provided further, that disbursements made by a Group Member or cash reserves established, increased or reduced after the end of such quarter but on or before the date of determination of Available Cash with respect to such quarter shall be deemed to have been made, established, increased or reduced for purposes of determining Available Cash within such quarter if the General Partner so determines. Notwithstanding the foregoing, "Available Cash" with respect to the quarter in which the liquidation of the Company occurs and any subsequent quarter shall equal zero.

  Bank Credit Facility: The $75.0 million Acquisition Facility and the $25.0 million Working Capital Facility both entered into by the Operating Company.

  BBF:  One billion board feet.

  BLM:  The U.S. Department of Interior Bureau of Land Management.

  Board Foot (BF):  A unit of lumber measurement 1 foot square and 1 inch thick.

  Capital Account: The capital account maintained for a Partner pursuant to the Partnership Agreement. The Capital Account of a Partner in respect of a general partner interest, a Common Unit, a Subordinated Unit, an Incentive Distribution Right or any other Partnership Interest shall be the amount which such Capital Account would be if such general partner interest, Common Unit, Subordinated Unit, Incentive Distribution Right, or other Partnership Interest were the only interest in the Company held by a Partner from and after the date on which such general partner interest, Common Unit, Subordinated Unit, Incentive Distribution Right or other Partnership Interest was first issued.

  Capital Surplus: All Available Cash distributed by the Company from any source will be treated as distributed from Operating Surplus until the sum of all Available Cash distributed since the commencement of the Company equals the Operating Surplus as of the end of the quarter prior to such distribution. Any excess Available Cash will be deemed to be Capital Surplus.

  Cause: Means a court of competent jurisdiction has entered a final, non-appealable judgment finding the General Partner liable for actual fraud, gross negligence or willful or wanton misconduct in its capacity as a general partner of the Company.

  CERCLA and Superfund: Refer generally to the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.

  Chips: Wood generated either in a whole log chip mill or as a by-product of the manufacture of lumber and plywood and used in the manufacture of pulp and paper and various composite panel products such as medium density fiberboard, particle board and oriented strand board.

  Closing Date:  November 19, 1997.

  Code:  Internal Revenue Code of 1986, as amended.

  Collins:  Collins Products LLC.

  Collins Supply Agreement: The 10-year log supply agreement that the Company has entered into with Collins, extendable by Collins for two additional five-year terms.

  Common Unit Arrearage: The amount by which the Minimum Quarterly Distribution in respect of a quarter during the Subordination Period exceeds the distribution of Available Cash from Operating Surplus actually made for such quarter on a Common Unit, cumulative for such quarter and all prior quarters during the Subordination Period.

  Common Units: A Unit representing a fractional part of the Partnership Interests of all limited partners and assignees and having the rights and obligations specified with respect to Common Units in the Partnership Agreement.

  Company: U.S. Timberlands Company, L.P., a Delaware limited partnership, and any successors thereto.

  Compensation Committee: A committee of the board of directors of the General Partner which initially consists of five directors, including two independent directors, which determines the compensation of the officers of the General Partner and administer its employee benefit plans.

  Conflicts Committee: A committee of the board of directors of the General Partner composed entirely of two or more directors who are neither members, officers nor employees of the General Partner nor officers, directors, employees or security holders of any affiliate of the General Partner.

  Current Market Price: With respect to any class of Units listed or admitted to trading on any national securities exchange as of any date, the average of the daily Closing Prices (as hereinafter defined) for the 20 consecutive Trading Days (as hereinafter defined) immediately prior to such date. "Closing Price" for any day means the last sale price on such day, regular way, or in case no such sale takes place on such day, the average of the closing bid and asked prices on such day, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the principal national securities exchange (other than the Nasdaq

Stock Market) on which the Units of such class are listed or admitted to trading or, if the Units of such class are not listed or admitted to trading on any national securities exchange (other than the Nasdaq Stock Market), the last quoted price on such day, or, if not so quoted, the average of the high bid and low asked prices on such day in the over-the-counter market, as reported by the Nasdaq Stock Market or such other system then in use, or if on any such day the Units of such class are not quoted by any such organization, the average of the closing bid and asked prices on such day as furnished by a professional market maker making a market in the Units of such class selected by the General Partner, or if on any such day no market maker is making a market in the Units of such class, the fair value of such Units on such day as determined reasonably and in good faith by the General Partner. "Trading Day" means a day on which the principal national securities exchange on which Units of any class are listed or admitted to trading is open for the transaction of business or, if the Units of a class are not listed or admitted to trading on any national securities exchange, a day on which banking institutions in New York City generally are open.

  DBH: "Diameter at breast height," a term frequently used to describe a tree measurement taken 4 1/2 feet above ground level.

  DD&A:  Depreciation, depletion and road amortization.

  Departing Partner: A former General Partner from and after the effective date of any withdrawal or removal of such former General Partner pursuant to the Partnership Agreement.

  EBITDDA: Operating income plus depreciation, depletion and amortization and cost of timber and property sales. EBITDDA should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Company's ability to make the Minimum Quarterly Distribution.

  Fee Timber: Timber which is located on property owned in fee, as opposed to timber that is located on lands owned by other parties and is acquired pursuant to cutting contracts.

  Founding Directors: John J. Stephens and George R. Hornig, individuals who received approximately 143,398 Subordinated Units upon redemption of their interests in Old Services, and the other individuals who were directors of the General Partner at the Closing Date.

  General Partner or New Services: U.S. Timberlands Services Company, L.L.C. (formerly known as New Services, L.L.C.), a Delaware limited liability company, and its successors and permitted assigns as general partner of the Company.

  GIS:  The Company's computerized geographic information system.

  Guidelines: The guidelines, suggested by the United States Fish and Wildlife Service in 1990, are to be followed by landowners in order to comply with the Endangered Species Act's prohibition against harming or harassing owls.

  Holdings: U.S. Timberlands Holdings, L.L.C., a Delaware limited liability company.

  Holdings Debt: The $130.0 million of bank indebtedness incurred by Holdings in connection with USTK's acquisition of the Klamath Falls Timberlands in August 1996.

  Incentive Distribution Right:   A non-voting limited partner Partnership
Interest issued to the General Partner in connection with the transfer of substantially all of its member interest in the Operating Company to the Company pursuant to the Partnership Agreement, which Partnership Interest will confer upon the holder thereof only the rights and obligations specifically provided in the Partnership Agreement with respect to Incentive Distribution Rights (and no other rights otherwise available to or other obligations of holders of a Partnership Interest).

  Incentive Distributions: The distributions of Available Cash from Operating Surplus initially made to the General Partner that are in excess of the General Partner's aggregate 2% general partner interest.

  Indenture: The indenture pursuant to which the Notes were issued, which is filed as an exhibit hereto.

  Initial Offering: The Company's initial public offering of Common Units completed on November 19, 1997 (including the sale of Common Units pursuant to the exercise by the underwriters of their over-allotment option).

  Initial Unit Price: $21.00, the amount per Unit equal to the initial public offering price of the Common Units in the Initial Offering.

  Klamath Falls Timberlands: The approximately 604,000 fee acres of timberland acquired by USTK and Old Services in August 1996 from Weyerhaeuser.

  Logs: The stem of the tree after it has been felled. The raw material from which lumber, plywood and other wood products are processed.

  Long-Term Incentive Plan: The U.S. Timberlands Company, L.P. Amended and Restated 1997 Long-Term Incentive Plan.

  LTIP Committee: A committee of the board of directors of the General Partner, which initially consists of three directors, including the two independent directors, which acts with respect to the Company's Long-Term Incentive Plan.

  Management Incentive Plan: The U.S. Timberlands Company, L.P. Management Incentive Plan.

  MBF: One thousand board feet. A common unit of measure for pricing standing timber as well as lumber.

  MMBF:  One million board feet.

  Merchantable Timber: A tree that will produce a sound log 16 feet in length and at least 5" in diameter, inside bark, at the small end. Timber may be merchantable even if it has not reached its optimum sale value.

  Minimum Quarterly Distribution: $0.50 per Unit with respect to each quarter or $2.00 per Unit on an annualized basis, subject to adjustment.

  Non-citizen Assignee: A Limited Partner or assignee who (i) fails to furnish information about nationality, citizenship, residency or other related status within 30 days after a request by the General Partner for such information, or
(ii) the General Partner determines after receipt of such information is not an eligible citizen.

  Notes: The $225.0 million aggregate principal amount of unsecured senior notes due 2007, offered publicly by the Company on November 13, 1997.

  Ochoco:  Ochoco Lumber Company.

  Ochoco Acquisition: The acquisition of the Ochoco Timberlands by USTK from Ochoco on July 15, 1997.

  Ochoco Timberlands: The approximately 42,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland acquired by USTK on July 15, 1997 from Ochoco.

  Old Services: U.S. Timberlands Management Company, L.L.C., formerly known as U.S. Timberlands Services Company, L.L.C.

  Operating Company: U.S. Timberlands Klamath Falls, L.L.C., a Delaware limited liability company, and any successors thereto.

  Operating Company Agreement: The Second Amended and Restated Operating Agreement of the Operating Company, as it may be amended, supplemented or restated from time to time (which is filed as an exhibit hereto).

  Operating Expenditures: All Partnership Group expenditures, including, but not limited to, taxes, reimbursements of the General Partner, debt service payments and capital expenditures, subject to the following:

(a) Payments (including prepayments) of principal and premium on indebtedness shall not be an Operating Expenditure if the payment is (i) required in connection with the sale or other disposition of assets or (ii) made in connection with the refinancing or refunding of indebtedness with the proceeds from new indebtedness or from the sale of equity interests. For purposes of the foregoing, at the election and in the reasonable discretion of the General Partner, any payment of principal or premium shall be deemed to be refunded or refinanced by any indebtedness incurred or to be incurred by the Partnership Group within 180 days before or after such payment to the extent of the principal amount of such indebtedness.

(b) Operating Expenditures shall not include (i) capital expenditures made for Acquisitions or for Capital Improvements, (ii) payment of transaction expenses relating to Interim Capital Transactions or (iii) distributions to partners. Where capital expenditures are made in part for Acquisitions or Capital Improvements and in part for other purposes, the General Partner's good faith allocation between the amounts paid for each shall be conclusive.

  Operating Surplus: As to any period prior to liquidation, on a cumulative basis and without duplication:

(a) the sum of (i) $15.0 million plus all cash and cash equivalents of the Partnership Group on hand as of the close of business on the Closing Date,
     (ii) all cash receipts of the Partnership Group for the period beginning on the Closing Date and ending with the last day of such period, other than cash receipts from Interim Capital Transactions and (iii) all cash receipts of the Partnership Group after the end of such period but on or before the date of determination of Operating Surplus with respect to such period resulting from borrowings for working capital purposes, less

(b) the sum of (i) Operating Expenditures for the period beginning on the Closing Date and ending with the last day of such period and (ii) the amount of cash reserves that is necessary or advisable in the reasonable discretion of the General Partner to provide funds for future Operating Expenditures, provided however, that disbursements made (including contributions to a member of the Partnership Group or disbursements on behalf of a member of the Partnership Group) or cash reserves established, increased or reduced after the end of such period but on or before the date of determination of Available Cash with respect to such period shall be deemed to have been made, established, increased or reduced for purposes of determining Operating Surplus, within such period if the General Partner so determines. Notwithstanding the foregoing, "Operating Surplus" with respect to the quarter in which the liquidation occurs and any subsequent quarter shall equal zero.

  Opinion of Counsel: A written opinion of counsel, acceptable to the General Partner in its reasonable discretion, to the effect that the taking of a particular action will not result in the loss of the limited liability of the limited partners of the Company or cause the Company to be treated as an association taxable as a corporation or otherwise taxed as an entity for federal income tax purposes.

  OSHA:   Federal Occupational Safety and Health Act.

  Partnership Agreement: The Amended and Restated Agreement of Limited Partnership of the Company (which is filed as an exhibit hereto), as it may be amended, restated or supplemented from time to time. Unless the context requires otherwise, references to the Partnership Agreement constitute references to the Partnership Agreement of the Company and to the Operating Company Agreement, collectively.

  Partnership Group: The Company, the Operating Company and any subsidiary of either such entity, treated as a single consolidated entity.

  Partnership Interest: An ownership interest in the Company, which shall include the general partner interests and limited partner interests.

  Plantations: The 184,000 acres of the Timberlands which are actively managed tree farms.

  Predecessor: The southern Oregon timberlands operations of Weyerhaeuser acquired by the Company in the Weyerhaeuser Acquisition.

  Public Note Offering: The public offering by the Operating Company of the Notes.

  Registration Statement: The Registration Statement on Form S-1 (No. 333-32811), filed by the Company with the United States Securities and Exchange Commission, relating to the Common Units.

  Restricted Activities: The (i) acquisition, exchange, operation or sale of timber-producing real property or rights to harvest timber, a principal purpose of which is producing logs or other forest products, (ii) harvesting of timber other than harvesting which is incidental to the ownership or operation of real property not owned or operated for a principal purpose of producing logs or other forest products, (iii) sale, exchange or purchase of logs other than sales, exchanges or purchases which are incidental to the ownership or operation of real property not owned or operated for a principal purpose of producing logs or other forest products, and (iv) any and all other activities relating to the forest products industry to the extent such activities compete with activities of the Company or the Operating Company.

  RROW: Reciprocal right-of-way.

  Seedling: A young tree generally less than three years of age used as planting stock for reforestation.

  Securities Act:  The Securities Act of 1933, as amended.

  Silviculture: The practice of cultivating forest crops based on the knowledge of forestry; more particularly, controlling the establishment, composition and growth of forests.

  Softwoods: Coniferous trees, usually evergreen and having needles or scalelike leaves, such as Ponderosa. pine, Douglas fir, white pine and spruce.

  Stand: An area of trees possessing sufficient uniformity of age, size and composition to be distinguished from adjacent areas so as to form a management unit. The term is usually applied to forests of commercial value.

  Stumpage:  Standing timber (timber as it stands uncut in the woods).

  Subordinated Unit: A Unit representing a fractional part of the partnership interests of all limited partners and assignees (other than of holders of the Incentive Distribution Rights) and having the rights and obligations specified with respect to Subordinated Units in the Partnership Agreement. The term "Subordinated Unit" as used herein does not include a Common Unit.

  Subordination Period: The Subordination Period will generally extend from the closing of the Initial Offering until the first to occur of: (a) the first day of any quarter beginning after December 31, 2002 in respect of which (i) distributions of Available Cash from Operating Surplus on each of the outstanding Common Units and the Subordinated Units with respect to each of the three consecutive, non-overlapping four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods,
(ii) the Adjusted Operating Surplus generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the Common Units and Subordinated Units that were outstanding during such periods on a fully-diluted basis (i.e., taking into account for purposes of such determination all Outstanding Common Units, all Outstanding Subordinated Units, all Common Units and Subordinated Units issuable upon exercise of employee options that have, as of the date of determination, already vested or are scheduled to vest prior to the end of the quarter immediately following the quarter with respect to which such determination is made, and all Common Units and Subordinated Units that have as of the date of determination, been earned by but not yet issued to management of the Partnership in respect of incentive compensation), plus the related distribution on the general partner interest in the Company and the managing member interest in the Operating Company, and (iii) there are no outstanding Common Unit Arrearages; and (b) the date on which the General Partner is removed as general partner of the Company upon the requisite vote by holders of Outstanding Units under circumstances where Cause does not exist and Units held by the General Partner and its Affiliates are not voted in favor of such removal. Prior to the end of the Subordination Period, a portion of the Subordinated Units will convert into Common Units on a one-for-one basis on the first day after the record date established by the General Partner for any quarter ending on or after (a) December 31, 2000 with respect to one-quarter of the Subordinated Units (1,070,530 Subordinated Units) and (b) December 31, 2001 with respect to an additional one-quarter of the Subordinated Units (1,070,530 Subordinated Units), on a cumulative basis, in respect of which (i) distributions of Available Cash from Operating Surplus on the Common Units and the Subordinated Units with respect to each of the three consecutive, non-overlapping four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the Common Units and Subordinated Units during such periods, (ii) the Adjusted Operating Surplus generated during each of the two consecutive, non-overlapping four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the Common Units and Subordinated Units that were outstanding during such periods on a fully diluted basis (i.e., taking into account for purposes of such determination all Outstanding Common Units, all Outstanding Subordinated Units, all Common Units and Subordinated Units issuable upon exercise of employee options that have, as of the date of determination, already vested or are scheduled to vest prior to the end of the quarter immediately following the quarter with respect to which such determination is made, and all Common Units and Subordinated Units that have as of the date of determination, been earned by but not yet issued to management of the Partnership in respect of incentive compensation), plus the related distribution on the general partner interest in the Company and the managing member interest in the Operating Company, and (iii) there are no outstanding Common Unit Arrearages; provided, however, that the early conversion of the second quarter of Subordinated Units may not occur until at least one year following the early conversion of the first quarter of Subordinated Units. In addition, if the General Partner is removed as general partner of the Company under circumstances where Cause does not exist and Units held by the General Partner and its affiliates are not voted in favor of such removal (i) the Subordination Period will end and all outstanding Subordinated Units will immediately and automatically convert into Common Units on a one-for-one basis,
(ii) any existing Common Unit Arrearages will be extinguished and (iii) the General Partner will have the right to convert its combined 2% interest in the Company and the Operating Company (and all the rights to the Incentive Distribution) into Common Units or to receive cash in exchange for such interests.

  Target Distribution Levels: See "Cash Distribution Policy--Incentive Distributions--Hypothetical Annualized Yield."

  Thinning: Removal of selected trees, usually to eliminate overcrowding, to remove dead, dying, deformed or diseased trees and to promote more rapid growth of desired trees. "Pre-commercial thinning" refers to thinning that does not directly produce merchantable timber. "Commercial thinning" results directly in merchantable timber.

  Timber:  Standing trees not yet harvested.

  Timberlands:  The timber properties of the Company.

  Transactions: The transactions related to the formation of the Company, the issuance of the Notes, the entering into of the Bank Credit Facility and the other transactions that occurred in connection with the Initial Offering.

  Transfer Agent: American Stock Transfer & Trust Company serves as registrar and transfer agent for the Common Units.

  Transfer Application: An application for transfer of Units in the form set forth on the back of a certificate.

  Unitholders: Holders of the Common Units and the Subordinated Units, collectively.

  Unit Majority: During the Subordination Period, at least a majority of the outstanding Common Units, voting as a class, and at least a majority of the outstanding Subordinated Units, voting as a class and, thereafter, at least a majority of the outstanding Units.

  Units: The Common Units and the Subordinated Units, collectively, but not including the right to receive Incentive Distributions.

  Unrecovered Capital: At any time, the Initial Unit Price, less the sum of all distributions theretofore made in respect of an Initial Common Unit constituting Capital Surplus and any distributions of cash (or the net agreed value of any distributions in kind) in connection with the dissolution and liquidation of the Company theretofore made in respect of such Unit, adjusted as the General Partner determines to be appropriate to give effect to any distribution, subdivision or combination of such Units.

  USFS:  United States Department of Agriculture--Forest Service.

  USFWS:  United States Fish and Wildlife Service.

  USTK: U.S. Timberlands Klamath Falls, L.L.C., a Delaware limited liability Company which, upon consummation of the Transactions, became the Company's Operating Company.

  USTK Debt: The $285.0 million of bank indebtedness incurred by USTK in July 1997 to refinance indebtedness incurred in connection with the acquisition of the Klamath Falls Timberlands and to finance the acquisition of the Ochoco Timberlands.

  Weyerhaeuser:  Weyerhaeuser Company.

  Weyerhaeuser Acquisition: The acquisition by USTK and Old Services in August 1996 of the Klamath Falls Timberlands from Weyerhaeuser.

  Working Capital Facility: A $25.0 million revolving credit facility entered into by the Operating Company to be used for working capital purposes.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 1998.

                               U.S. TIMBERLANDS COMPANY, L.P.

                               By: U.S. Timberlands Services Company, L.L.C. Its General Partner

                               By:   /s/ John M. Rudey
                                    -------------------------------------------
                                    John M. Rudey
                                    Chairman

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ John M. Rudey            Chairman and Director                    March 30, 1998
--------------------------   (Principal Executive Officer)
John M. Rudey

/s/ Allen E. Symington       President, Chief Financial Officer and   March 30, 1998
--------------------------   Director (Principal Financial Officer)
Allen E. Symington

/s/ Robert E. L. Michie, Jr. Vice President - Operations              March 30, 1998
--------------------------
Robert E. L. Michie, Jr.


/s/ John C. McDowell         Vice President - Finance and             March 30, 1998
--------------------------   Controller
John C. McDowell             (Principal Accounting Officer)


/s/ Aubrey L. Cole           Director                                 March 30, 1998
--------------------------
Aubrey L. Cole


/s/ George R. Hornig         Director                                 March 30, 1998
--------------------------
George R. Hornig


/s/ Spencer R. Stuart        Director                                 March 30, 1998
--------------------------
Spencer R. Stuart


/s/ Thomas C. Theobald       Director                                 March 30, 1998
--------------------------
Thomas C. Theobald


/s/ Robert F. Wright         Director                                 March 30, 1998
--------------------------
Robert F. Wright

                         U.S. TIMBERLANDS COMPANY, L.P.

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants...........................  74

Consolidated Balance Sheets -- December 31, 1997 and 1996..........  75

Consolidated Statements of Operations..............................  77

Consolidated Statements of Cash Flows..............................  78

Consolidated Statements of Changes in Partners' Capital and
 Members' Deficit and Weyerhaueser Investment and Advances.........  80

Notes to Consolidated Financial Statements.........................  81

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
U.S. Timberlands Company, L.P.:

     We have audited the accompanying consolidated balance sheets of U.S. Timberlands, as described in Note 1, as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital and members' deficit, and cash flows for the year ended December 31, 1997 and the period from inception (August 30, 1996) through December 31, 1996. We have also audited the statements of operations, changes in Weyerhaeuser investment and advances and cash flows of the Predecessor for the year ended December 31, 1995 and the period from January 1, 1996 through August 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Timberlands as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period from inception (August 30, 1996) through December 31, 1996, and the results of the Predecessor's operations and cash flows for the year ended December 31, 1995 and the period from January 1, 1996 through August 29, 1996 in conformity with generally accepted accounting principles.


                              ARTHUR ANDERSEN LLP
Portland, Oregon,
 January 23, 1998

                                U.S. TIMBERLANDS

                          CONSOLIDATED BALANCE SHEETS

                    (in thousands, except Unit information)

                                     ASSETS
                                     ------

                                                                                DECEMBER 31,
                                                                           --------------------
                                                                              1997        1996
                                                                           ---------   --------
CURRENT ASSETS:
Cash and cash equivalents...............................................    $ 10,625    $ 16,613
Accounts receivable, net of allowance for doubtful
 accounts of $100 and $0, respectively..................................       2,526       1,563
Other receivables.......................................................       1,247         131
Receivable from affiliate...............................................          --      10,121
Inventories.............................................................          --          78
Prepaid expenses........................................................         534         680
Logging equipment held for resale.......................................          --         400
                                                                            --------    --------
Total current assets....................................................      14,932      29,586
                                                                            --------    --------

TIMBER, TIMBERLANDS AND LOGGING ROADS, net..............................     359,349     273,457

SEED ORCHARD AND NURSERY STOCK..........................................       1,828       1,901

PROPERTY, PLANT AND EQUIPMENT, at cost:
Equipment...............................................................         605         801
Buildings and land improvements.........................................         843         677
Less- Accumulated depreciation..........................................        (187)        (58)
                                                                            --------    --------
Total property, plant and equipment.....................................       1,261       1,420

LONG-TERM RECEIVABLE....................................................       1,171          --

DEFERRED FINANCING FEES.................................................       6,673       3,827
                                                                            --------    --------
Total assets............................................................    $385,214    $310,191
                                                                            ========    ========

            LIABILITIES AND PARTNERS' CAPITAL AND MEMBERS' DEFICIT
            ------------------------------------------------------

CURRENT LIABILITIES:
Accounts payable........................................................    $  1,404    $    889
Accrued liabilities.....................................................       4,949       7,238
Deferred revenue........................................................       5,744          --
Payable to affiliate....................................................       1,000          --
                                                                            --------    --------
Total current liabilities...............................................      13,097       8,127

BORROWINGS UNDER REVOLVING CREDIT FACILITY..............................          --      90,000
LONG-TERM DEBT..........................................................     225,000     215,000
MINORITY INTEREST.......................................................       1,471          --
PARTNERS' CAPITAL AND MEMBERS' DEFICIT:
  Members' deficit
  Old Services..........................................................          --      (1,127)

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                             1997        1996
                                                                            --------   ---------
  USTK..................................................................         --       (1,809)
Partners' capital
  General partner interest..............................................      1,471           --
  Limited partner interest (12,859,607 units issued
    and outstanding as of December 31, 1997)............................    144,175           --
                                                                            --------    --------
                                                                             145,646      (2,936)
                                                                            --------    --------
      Total liabilities and partners' capital and members' deficit......    $385,214    $310,191
                                                                            ========    ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                                U.S. TIMBERLANDS

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per Unit amounts)

                                              U.S. TIMBERLANDS              PREDECESSOR
                                         ------------------------   ----------------------------
                                                      AUGUST 30,      JANUARY 1,
                                                     1996 THROUGH    1996 THROUGH
                                                     DECEMBER 31,     AUGUST 29,
                                           1997          1996            1996         1995
                                         ---------   -------------   ------------   ------------
                                            (a)           (a)
REVENUES:
Log and stumpage sales.................   $ 60,445        $ 13,590       $14,077      $29,110
Timber and property sales..............     15,244              --            --           --
By-products and other..................      1,656             429         1,501        2,623
                                          --------        --------       -------      -------
Total revenues.........................     77,345          14,019        15,578       31,733

OPERATING COSTS:
Cost of products sold..................     17,778           6,179         9,225       14,951
Cost of timber and property sales......      8,746              --            --           --
Depreciation, depletion and road
 amortization..........................     17,303           3,323           927        1,486
Selling, general and administrative
 expenses..............................      6,250           9,284         2,730        4,235
                                          --------        --------       -------      -------
   Operating income (loss).............     27,268          (4,767)        2,696       11,061

INTEREST EXPENSE.......................     25,321           7,316            --           --
AMORTIZATION OF DEFERRED
 FINANCING FEES AND DEBT
 GUARANTEE FEES........................      4,193           1,326            --           --
INTEREST INCOME........................     (1,452)           (409)           --           --
OTHER (INCOME) EXPENSE, net............        574              36             1         (555)
                                          --------        --------       -------      -------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEMS...................     (1,368)        (13,036)        2,695       11,616
EXTRAORDINARY ITEMS, losses on
 extinguishment of debt................      9,337              --            --           --
                                          --------        --------       -------      -------
NET INCOME (LOSS)......................   $(10,705)       $(13,036)      $ 2,695      $11,616
                                          ========        ========       =======      =======
BASIC INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEMS PER UNIT:
Common.................................   $   3.05        $   0.00
Subordinated...........................   $  (1.01)       $  (3.04)
DILUTED LOSS BEFORE
 EXTRAORDINARY ITEMS PER UNIT..........   $   (.28)       $  (3.04)
                                          ========        ========

-----------------
(a) Due to the Weyerhaeuser Acquisition on August 30, 1996, the consolidated statement of operations for 1997 and the combined statement of operations for the period from August 30, 1996 through December 31, 1996 are not comparable to the statements of operations of the Predecessor. See the accompanying notes for additional information.

 The accompanying notes are an integral part of these consolidated statements.

                                U.S. TIMBERLANDS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                       U.S. TIMBERLANDS                PREDECESSOR
                                                  ------------------------     ----------------------------
                                                                 AUGUST 30,      JANUARY 1,
                                                                1996 THROUGH    1996 THROUGH
                                                                DECEMBER 31,     AUGUST 29,
                                                    1997            1996            1996         1995
                                                  ---------     -------------   ------------   ------------
                                                     (a)           (a)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income (loss)................................ $ (10,705)      $ (13,036)        $ 2,695       $11,616
Adjustments to reconcile net income (loss) to
 cash provided by (used in) operating
 activities......................................
Depreciation, depletion, amortization and cost
 of timber and property sold.....................    26,775           3,549             927         1,486
Write-off of deferred financing fees.............     9,148              --              --            --
Other noncash items..............................       630              51               6          (200)
Changes in operating accounts
Receivables......................................    (3,250)         (1,694)            699         1,057
Interest receivable from affiliate...............       121            (121)             --            --
Inventories......................................        78             921           1,348        (1,535)
Prepaid expenses.................................       146            (680)            371          (308)
Accounts payable.................................       515             889            (292)         (272)
Accrued liabilities..............................    (2,919)          7,137            (242)          (34)
Deferred revenue.................................     5,744              --              --            --
                                                  ---------       ---------         -------       -------
Net cash provided by (used in) operating
 activities......................................    26,283          (2,984)          5,512        11,810

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Weyerhaeuser Acquisition.........................        --        (283,464)             --            --
Receivable from affiliate........................    10,000         (10,000)             --            --
Purchase of property, plant and equipment........      (319)           (212)             (6)       (1,124)
Proceeds from sales of property, plant and
 equipment.......................................       400           2,374              --           223
Ochoco Acquisition...............................  (110,873)             --              --            --
Timber and road additions........................      (534)            (12)            (26)         (224)
Capitalized seed orchard and nursery  costs......      (240)           (136)           (427)         (734)
                                                  ---------       ---------         -------       -------
Net cash used in investing activities............  (101,566)       (291,450)           (459)       (1,859)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Weyerhaeuser investment and advances,  net.......        --              --          (5,054)       (9,951)
Members' contributions...........................        --          10,100              --            --
Partner Contribution.............................         1              --              --            --
Member's distribution............................    (1,191)             --              --            --
Deferred financing fees..........................   (12,720)         (4,053)             --            --
Long-term borrowings.............................   510,000         305,000              --            --
Repayment of long-term borrowings................  (590,000)             --              --            --
Common Units Offering costs......................   (16,922)             --              --            --
Common Units Offering proceeds...................   180,127              --              --            --
                                                  ---------       ---------         -------       -------

                                                       U.S. TIMBERLANDS              PREDECESSOR
                                                  ------------------------   ----------------------------
                                                               AUGUST 30,      JANUARY 1,
                                                              1996 THROUGH    1996 THROUGH
                                                              DECEMBER 31,     AUGUST 29,
                                                    1997          1996            1996         1995
                                                  ---------   -------------   ------------   ------------
                                                     (a)           (a)
Net cash provided by (used in) financing
 activities.....................................     69,295         311,047          (5,054)       (9,951)

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS...........................     (5,988)         16,613              (1)           --
CASH AND CASH EQUIVALENTS, beginning
 of period......................................     16,613              --               1             1
CASH AND CASH EQUIVALENTS, end of                 ---------       ---------         -------       -------
 period.........................................  $  10,625       $  16,613         $    --       $     1
                                                  =========       =========         =======       =======
SUPPLEMENTAL CASH FLOW
 INFORMATION:
Cash paid for interest..........................  $  28,083       $   2,062         $    --       $    --

NONCASH ACTIVITIES:
Net asset transfers (to) from Weyerhaeuser
 Company, principally property, plant and
 equipment......................................  $      --       $      --         $ 1,043       $  (255)
Redemption of Member's Interest in Old
 Services.......................................  $   1,000       $      --         $    --       $    --

------------
(a) Due to the Weyerhaeuser Acquisition on August 30, 1996, the consolidated statement of cash flows for 1997 and the combined statement of cash flows for the period from August 30, 1996 through December 31, 1996 are not comparable to statements of cash flows of the Predecessor. See the accompanying notes for additional information.



   The accompanying notes are an integral part of these consolidated balance sheets.

                                U.S. TIMBERLANDS

                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
                 CAPITAL AND MEMBERS' DEFICIT AND WEYERHAEUSER
                            INVESTMENT AND ADVANCES
                                 (IN THOUSANDS)

                                                             U.S.
                                                         TIMBERLANDS         U.S.
                                                          MANAGEMENT     TIMBERLANDS
                                                           COMPANY,        KLAMATH       U.S. TIMBERLANDS COMPANY,        U.S.
                                         PREDECESSOR        L.L.C.      FALLS, L.L.C.               L.P.              TIMBERLANDS
                                       --------------    -----------    -------------    -------------------------    -----------
                                                             (a)             (a)            (a)            (a)            (a)

                                                                                                                        TOTAL
                                                                                                                       MEMBERS'
                                                                                          PARTNERS'      PARTNERS'      EQUITY
                                                                                          CAPITAL--      CAPITAL--     (DEFICIT)
                                        WEYERHAEUSER                                       GENERAL        LIMITED         AND
                                       INVESTMENT AND      MEMBER'S        MEMBERS'        PARTNER        PARTNER      PARTNER'S
                                          ADVANCES         DEFICIT         DEFICIT        INTEREST       INTEREST       CAPITAL
                                       --------------    -----------    -------------    ----------      ---------    -----------
BALANCE, December 31, 1994...........     $27,745          $    --         $     --        $   --        $     --       $     --
  Net income.........................      11,616               --               --            --              --             --
  Net distributions to
    Weyerhaeuser Company.............      (9,951)              --               --            --              --             --
  Net asset transfers to
    Weyerhaeuser Company.............        (255)              --               --            --              --             --
                                          -------          -------         --------        ------        --------       --------

BALANCE, December 31, 1995...........      29,155               --               --            --              --             --
  Net income.........................       2,695
  Net distributions to
    Weyerhaeuser Company.............      (5,054)              --               --            --              --             --
  Net asset transfers from
    Weyerhaeuser Company.............       1,043               --               --            --              --             --
                                          -------

BALANCE, August 29, 1996.............     $27,839               --               --            --              --             --
                                          =======
  Members' contributions.............                          100           10,000            --              --         10,100
  Net loss...........................                       (1,227)         (11,809)           --              --        (13,036)
                                                           -------         --------        ------        --------       --------

BALANCE, December 31, 1996...........                       (1,127)          (1,809)           --              --         (2,936)
  Members' distribution..............                       (1,191)              --            --              --         (1,191)
  Initial partner
    contribution.....................                           --               --            --               1              1
  Net loss--January 1, 1997
    through November 18, 1997........                       (2,009)          (7,424)           --              --         (9,433)
  Redemption of member's.............                       (1,000)              --            --              --         (1,000)
    interest
  Assumption of Old Services
    and USTK's net
    liabilities by the MLP...........                        5,327            9,233          (148)        (14,521)          (109)
  Issuance of partner
    interests........................                           --               --         1,801         176,525        178,326
  Equity issuance costs..............                           --               --          (169)        (16,584)       (16,753)
  Net loss--November 19,
    1997 through December 31,
    1997.............................                           --               --           (13)         (1,246)        (1,259)
                                                           -------         --------         ------       --------       --------

BALANCE, December 31, 1997...........                      $    --         $     --         $1,471       $144,175       $145,646
                                                           =======         ========         ======       ========       ========

---------------
(a) Due to the Weyerhaeuser Acquisition on August 30, 1996, the consolidated statement of partners' capital for the year ended December 31, 1997 and the combined statement of changes in members' deficit for the period from August 30, 1996 through December 31, 1996 are not comparable to the statements of changes in Weyerhaeuser investment and advances of the Predecessor. See the accompanying notes for additional information.

 The accompanying notes are an integral part of these consolidated statements.

                                U.S. TIMBERLANDS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (All dollar amounts in thousands except unit and per Unit amounts)

1.   ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

ORGANIZATION

     The accompanying consolidated financial statements include the accounts of U.S. Timberlands Company, L.P. (the MLP), a Delaware master limited partnership and its 99% owned subsidiary U.S. Timberlands Klamath Falls, L.L.C. (USTK and the Operating Company), collectively referred to hereafter as the Company. All intercompany transactions have been eliminated in consolidation. The MLP was formed on June 27, 1997 to acquire and own substantially all of the equity interests in USTK and to acquire and own the business and assets of U.S. Timberlands Management Company, L.L.C., formerly known as U.S. Timberlands Services Company, L.L.C. (Old Services). U.S. Timberlands Services Company, L.L.C. (the General Partner and New Services) manages the businesses of the Company and owns a 1% general partner interest in the MLP. The General Partner also owns a 1% member's interest in the Operating Company.

NATURE OF OPERATIONS

     The primary activity of the Company is the growing of trees and the sale of logs and standing timber to third party wood processors. The Company's timber is located in Oregon, east of the Cascade Range. Logs harvested from the Timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications.

INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

     On November 19, 1997, the MLP completed an initial public offering (the Common Units Offering) of 8,577,487 common units (including the 1,118,803 common units issued upon exercise of the underwriters' overallotment option in December
1997) representing limited partner interests (Common Units). In addition, the Operating Company issued $225,000 of senior unsecured notes in a public offering (the Notes). Concurrent with the Common Units Offering, Old Services contributed all of its assets to the General Partner in exchange for interests therein. Immediately thereafter, USTK assumed certain indebtedness of U.S. Timberlands Holdings, L.L.C. (Holdings), an affiliate of USTK, and the General Partner contributed its timber operations to USTK in exchange for a member's interest in USTK. The General Partner then contributed all but a 1% member interest in USTK to the MLP in exchange for a general partner interest, 1,387,963 subordinated units representing limited partner interests (Subordinated Units) and the right to receive certain incentive distributions. The General Partner distributed the 1,387,963 Subordinated Units to Old Services and Old Services used a portion of such Subordinated Units to redeem interests in Old Services. Holdings also contributed all of its member interest in USTK to the Company in exchange for 2,894,157 Subordinated Units. This series of transactions is hereafter referred to as the Transactions. Since the controlling owner of Old Services and USTK prior to the Transactions now controls the General Partner, the Transactions were recorded as a reorganization under common control and therefore remain at their historical cost.

BASIS OF PRESENTATION -- PRIOR TO THE TRANSACTIONS

     During 1996, USTK and Old Services were formed and subsequently entered into an agreement with Weyerhaeuser Company on August 30, 1996 to purchase approximately 601,000 acres of timber and timberlands and certain other assets (the Weyerhaeuser Acquisition) as discussed further in Note 3. As legal entities, USTK and Old Services were not consolidated. However, due to common ownership and management, the financial statements of USTK and Old Services prior to the Transactions have been presented on a combined basis. All intercompany transactions between the above entities have been eliminated in the accompanying financial statements.

BASIS OF PRESENTATION -- PREDECESSOR

     As a result of the Weyerhaeuser Acquisition, USTK acquired the Klamath Falls Timberlands and certain related assets of Weyerhaeuser Company (as used herein, the acquired timberlands and related assets are referred to as the Predecessor). All of the financial statements provided herein (including the financial statements pertaining to the Predecessor) were prepared by, and are solely the responsibility of the Company. The Weyerhaeuser Acquisition was accounted for as a purchase and, therefore, the accompanying financial statements as of and for the periods ended prior to the date of the Weyerhaeuser Acquisition are accounted for under the pre-Weyerhaeuser Acquisition basis of accounting. Because the Predecessor did not operate or legally exist as a stand-alone entity, there are no separate meaningful equity accounts of the Predecessor prior to the Weyerhaeuser Acquisition. Significant changes could have occurred in the funding and operations of the Predecessor were it to have operated as an independent stand-alone entity. As a result, the financial information included herein is not necessarily indicative of the financial position and results of operations of the Predecessor which may have occurred if it were an independent, stand-alone company during the periods presented.

     Revenues for the Predecessor principally represent logs harvested for sale to Weyerhaeuser's Klamath Falls wood conversion facilities at prices determined in accordance with Weyerhaeuser's transfer pricing policy. These transfer prices are not necessarily indicative of the prices the Predecessor would have achieved if the logs had been sold to unaffiliated wood processors. Revenues to Weyerhaeuser wood conversion facilities and unaffiliated wood processors are summarized as follows:

                                         JANUARY 1, 1996
                                             THROUGH
      SOURCE OF REVENUES                 AUGUST 29, 1996     1995
      ------------------                 ---------------   -------
Weyerhaeuser Company..................       $10,157       $20,065
Unaffiliated wood processors..........         5,421        11,668
                                             -------       -------
Total.................................       $15,578       $31,733
                                             =======       =======

     Concurrent with the Weyerhaeuser Acquisition, Collins Products Company L.L.C. (Collins), an unaffiliated party, acquired Weyerhaeuser's Klamath Falls wood conversion facilities. The Company has entered into a 10-year log supply agreement with Collins providing for the delivery by the Company to Collins of 34 million board feet of merchantable timber each year at market prices as discussed in Note 9.

     The Predecessor participated in Weyerhaeuser Company's centralized cash management system and, as such, its operating and capital expenditure needs were met by Weyerhaeuser Company. The net advances from and distributions to Weyerhaeuser Company are presented in the accompanying combined balance sheets as a component of Weyerhaeuser investment and advances prior to the Weyerhaeuser Acquisition. The Weyerhaeuser investment and advances account is noninterest bearing.

     Certain costs incurred by Weyerhaeuser Company for financial services, information systems and other indirect costs have been allocated to the Predecessor on a revenue and volume harvested basis. The resulting charge to the

Predecessor was $445 in the period from January 1, 1996 through August 29, 1996 and $622 in 1995, and is included in selling, general and administrative expenses in the accompanying combined statements of operations. Management of the Company believes the allocation methods used provide the Predecessor with a reasonable share of such expenses.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The significant accounting policies summarized below include both those of the Company and the Predecessor, unless otherwise noted.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenue on delivered log sales are recognized upon delivery to the customer. Revenue on timber deeds and timberland and property sales are generally recognized upon closing. Revenue from timber sold under stumpage contracts (i.e., the customer arranges to harvest and deliver the logs) is recognized when the timber is harvested. Deferred revenue as of December 31, 1997, represents cash received in advance of logs harvested under stumpage contracts.

CONCENTRATION OF CREDIT RISK

     As of December 31, 1997, the Company had accounts receivable from five individual customers that represent 25%, 21%, 20%, 17% and 12% of total accounts receivable, respectively.

     The Company had sales to individual customers that were greater than 10% of total sales for the respective periods as follows:

                                      U.S. TIMBERLANDS                 PREDECESSOR
                               ------------------------------   -------------------------
                                                                 JANUARY 1, 1996
                                      AUGUST 30, 1996 THROUGH   THROUGH AUGUST 29,
                               1997      DECEMBER 31, 1996             1996          1995
                               ----   -----------------------   ------------------   ----
Weyerhaeuser Company..........  --              --                      65%           63%
Unaffiliated customer.........  23%             54%                     14%           14%
Unaffiliated customer.........  21%             14%                     10%           --
Unaffiliated customer.........  15%             11%                     --            --
Unaffiliated customer.........  11%             --                      --            --

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid investments with maturities at date of purchase of 90 days or less.

LOGGING EQUIPMENT HELD FOR RESALE

     Logging equipment held by the Company as of December 31, 1996, is recorded as logging equipment held for resale in the accompanying consolidated balance sheet, as the Company changed to the use of outside contractors for all of its logging operations concurrent with the Weyerhaeuser Acquisition.

TIMBER, TIMBERLANDS AND LOGGING ROADS

     Timber, timberlands and logging roads are stated at cost less depletion and amortization for timber previously harvested. The depletion rate is calculated using a single composite pool by dividing the total cost of merchantable timber by its estimated net merchantable volume. Depletion in any given year represents the net merchantable volume harvested multiplied by the depletion rate. These estimates are subject to change based on periodic reevaluations of merchantable volume. Logging road costs for main and spur roads are amortized based on the net merchantable volume harvested.

SEED ORCHARD AND NURSERY STOCK

     The Company operates and maintains a seed orchard and nursery. Costs incurred by the orchard and nursery to produce seed and seedlings utilized in the reforestation of the Company's timberlands are capitalized to seed orchard and nursery stock in the accompanying balance sheets. A certain amount of seed and seedling stock is sold to unaffiliated customers and is reflected as a component of by-products and other revenues in the accompanying statements of operations.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions and betterments to buildings and equipment are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is provided over the useful lives of the assets on the straight-line method. Estimated useful lives for buildings and land improvements is 40 years and equipment ranges from 3 to 5 years.

DEFERRED FINANCING FEES

     Deferred financing fees consist of fees incurred in connection with obtaining the related debt financing. The Company amortizes deferred financing fees over the terms of the related debt which approximates the effective interest method.

MINORITY INTEREST

     The General Partner holds a 1% minority interest ownership in USTK (the Minority Interest). A pro rata share of the Company's net equity at the completion of the Transactions and the Company's net loss since the date of the Transactions have been allocated to the Minority Interest in the accompanying financial statements. The portion of the Company's net loss attributable to the Minority Interest in 1997 was insignificant.

INCOME TAXES

     The MLP is a master limited partnership. USTK and Old Services are both limited liability companies (L.L.C.s). Accordingly, the MLP and respective L.L.C.s are not liable for federal or state income taxes since the MLP's and the respective L.L.C.s' income or loss is reported on the separate tax returns of the individual unitholders or members. Accordingly, no provision for current or deferred income taxes has been reflected in the accompanying financial statements.

PER UNIT INFORMATION

     The Company accounts for income (loss) per unit in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Under SFAS No. 128, the Company is required to present basic income
(loss) per Common and Subordinated Unit, and diluted loss per unit information. As the Company recorded extraordinary items in 1997, the Company reflected basic income (loss) before extraordinary items per Common and Subordinated Unit information on the face of the statements of operations. See additional per unit information discussion below:

                                                BASIC(a)
                                        ------------------------

1997                                     COMMON    SUBORDINATED   DILUTED(b)
                                        --------  --------------  ----------
Extraordinary items, losses per unit    $  (3.92)    $    (1.29)  $    (1.76)
Net loss per unit                       $  (0.86)    $    (2.30)  $    (2.04)
Weighted average units outstanding       943,064      4,282,120    5,225,184

1996(c)
Extraordinary items, losses per unit    $     --     $       --   $       --
Net loss per unit                       $     --     $    (3.04)  $    (3.04)
Weighted average units outstanding            --      4,282,120    4,282,120

(a) Basic income (loss) per Common and Subordinated Unit is calculated by dividing the income (loss) allocable to Common and Subordinated Units by the weighted average number of Common and Subordinated Units outstanding.
    Income (loss) for the period from November 19, 1997 through December 31, 1997 is allocated to Common and Subordinated Units utilizing the book liquidation method which allocates income (loss) in accordance with liquidation preferences, as set forth in the Company's Partnership Agreement, of the Common and Subordinated Unitholders' partners' capital accounts. For the purpose of the basic income (loss) per unit calculations, losses for the periods from January 1, 1997 through November 18, 1997 and from August 30, 1996 through December 31, 1996 are allocated to the Subordinated Units.
(b) Diluted loss per unit is calculated by dividing loss, after adjusting for the General Partner's effective 2% interest during the period from November 19, 1997 through December 31, 1997, by the weighted average number of Common and Subordinated Units outstanding.
(c) The per unit information presented below is for the period from August 30, 1996 through December 31, 1996.

     No per unit information is presented for the periods ended August 29, 1996 and December 31, 1995 as the Predecessor had a different ownership structure and any per unit information would not be relevant or meaningful to the user of the financial statements.

       Pro Forma Loss Per Unit: Following is a summary of the pro forma loss per
       -----------------------
unit for 1997 as if the Common and Subordinatd Units were issued as of January 1, 1997:

            1997                                         PRO FORMA
                                                         ---------
            Loss before extraordinary items per unit.....  $(0.11)
            Extraordinary items, losses per unit.........  $(0.71)
            Net loss per unit............................  $(0.82)


FINANCIAL INSTRUMENTS

     All of the Company's material financial instruments are recognized in its balance sheets. Except as noted below, the carrying values generally approximate fair market value for these financial assets and liabilities:

Notes -- The estimated fair value of the Company's Notes, based upon interest rates at December 31, 1997 for similar obligations with like maturities, was $235,328 and was carried at $225,000.

Interest Rate Collar Agreement -- The Company enters into interest rate collar agreements to manage interest rate risk. The fair value of interest rate collar agreements is the estimated amount that the Company would receive or pay upon termination of the agreement, taking into consideration the current credit worthiness of the counterpart. As of December 31, 1997, the Company has an outstanding interest rate collar agreement. The Company estimates that it would have to pay $630 to terminate this agreement. Accordingly, the Company has recognized an unrealized loss related to the interest rate collar agreement in other (income) expense in the accompanying statement of operations.

UNIT-BASED COMPENSATION PLANS

     The Company accounts for unit-based compensation plans under the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provision of the Financial Accounting Standards Board Statement No. 123 (SFAS
123), "Accounting For Stock Based Compensation."

3.   ACQUISITIONS:

WEYERHAEUSER

     The total purchase price for the Weyerhaeuser Acquisition referred to in
Note 1 was $283,464, including direct costs of the acquisition. The Weyerhaeuser Acquisition was accounted for as a purchase with the purchase price allocated first to current assets acquired, principally inventory, and the remaining balance being allocated to noncurrent assets acquired, primarily timber, timberlands and logging roads based on the relative fair market values of the noncurrent assets as determined by an appraisal. Concurrent with the Weyerhaeuser Acquisition, the Company changed to the use of outside contractors for all of its logging operations. Accordingly, logging equipment acquired was recorded at its estimated resale value.

     Pro forma results of operations for 1996 had the Weyerhaeuser Acquisition occurred on January 1, 1996 are as follows:


               1996
            -----------
            (Unaudited)

Revenues....  $ 29,597
Net loss....   (25,845)

OCHOCO

     On July 15, 1997, the Company acquired approximately 42,000 acres of timber and timberlands and approximately 3,000 acres of timber cutting rights from Ochoco Lumber Company L.P. for $110,873 (the Ochoco Timberlands). Substantially all of the purchase price was allocated to timber, timberlands and logging roads. The acquisition was principally financed through $110,000 of debt financing. Because the Company's acquisition of the Ochoco Timberlands did not represent an acquisition of an existing business, the pro forma impact on operations for 1997 of this acquisition has not been disclosed.

4.   ACCRUED LIABILITIES:

     The Company's accrued liabilities consist of the following:

                                 DECEMBER      DECEMBER
                                    31,           31,
                                   1997          1996
                                 --------      ---------
Interest........................  $2,492        $5,254
Debt guarantee fee..............      --         1,100
Severance and harvest tax.......     269           230
Employee compensation...........     703            81
Equity issuance costs...........     617            --
Other...........................     868           573
                                      --            --
                                  ------        ------
                                  $4,949        $7,238
                                  ======        ======

5.   DEBT:

     Debt consists of the following:

                                                       DECEMBER      DECEMBER
                                                          31,           31,
                                                         1997          1996
                                                       ---------     ---------
USTK -- 9-5/8% Notes due 2007........................   $225,000     $      --
Holdings -- Term loan, paid November 1997............         --       130,000
USTK -- Borrowings under revolving credit
  facility, refinanced July 1997 and paid
  November 1997......................................         --        90,000
USTK -- Term loan payable quarterly, refinanced
  July 1997 and paid November 1997...................                   85,000
                                                        --------      --------
                                                        $225,000      $305,000
                                                        ========      ========

USTK DEBT -- PRIOR TO THE TRANSACTIONS

     As of December 31, 1996, USTK had $90,000 of outstanding borrowings under a revolving credit facility and an outstanding $85,000 term loan related to the Weyerhaeuser Acquisition.

     On July 14, 1997, USTK entered into a long-term financing arrangement with certain banks to finance the Ochoco Acquisition discussed in Note 3 and to refinance borrowings under the USTK revolving credit facility and USTK term loan (the Long-Term Financing Arrangement). The retirement of debt under credit facilities existing as of July 14, 1997, resulted in an extraordinary loss on extinguishment of debt of $3,571 due principally to the write-off of unamortized deferred financing fees. This write-off is recorded as an extraordinary item in the accompanying statement of operations.

     In connection with the Long-Term Financing Arrangement, the Company incurred $5,970 of fees which were deferred.

HOLDINGS DEBT -- PRIOR TO THE TRANSACTION

     As of December 31, 1996, Holdings had $130,000 of outstanding term loan debt related to the Weyerhaeuser Acquisition (the Holdings Debt). The Holdings Debt was guaranteed by Weyerhaeuser. In connection with the Holdings Debt, Holdings was required to pay Weyerhaeuser a debt guarantee fee. The Holdings Debt and the related debt guarantee fee of $4,368 were paid with proceeds from the Transactions. The debt guarantee fee is included in amortization of deferred financing fees and debt guarantee fees in the accompanying statements of operations.

NOTES

     Concurrent with the Transactions, the Operating Company issued $225,000 of Notes. The Notes were issued jointly and severally by the Operating Company and U.S. Timberlands Finance Corp. (Finance Corp.), a wholly owned subsidiary of the Operating Company (collectively, the Issuers). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Company and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part, on or after November 15, 2002 at predetermined redemption prices plus accrued interest to the redemption date.

     In addition, at any time on or prior to November 15, 2000, the Issuers, at their option, may redeem the Notes with the net cash proceeds of a common units offering or other equity interests of the Company, at 109.625% of the principal amount hereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least 65% of the principal amount of the Notes originally issued remain outstanding immediately following such redemption. The Notes contain certain restrictive covenants, including limiting the ability of the Operating Company and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations.

     In conjunction with the Notes issuance, the Company retired all existing debt under the Long-Term Financing Arrangement. This resulted in an extraordinary loss on extinguishment of debt of $5,766 due principally to the write-off of existing unamortized deferred financing fees. This write-off is recorded in the accompanying statement of operations.

BANK CREDIT FACILITY

     Concurrent with the Transactions, the Operating Company entered into a revolving credit facility (the Bank Credit Facility) with a commercial bank (the
Bank). The Bank Credit Facility consists of a $75,000 acquisition facility (the Acquisition Facility) and a $25,000 working capital facility (the Working Capital Facility). The Operating Company's obligations under the Bank Credit Facility represent unsecured general obligations. Average borrowings on the Bank Credit Facility were $14,512,000. As of December 31, 1997, there were no outstanding borrowings on the Bank Credit Facility.

     The Bank Credit Facility bears interest at the lower of the Bank's prime rate, plus a margin of 2.0% (10.5% at December 31, 1997) or LIBOR plus a margin of 2.5% (8.41% at December 31, 1997). The Working Capital Facility expires on November 19, 2000 and all amounts borrowed thereunder shall then be due and payable. At November 19, 2000, the Company may elect to amortize any outstanding loans under the Acquisition Facility in sixteen equal quarterly installments beginning one quarter after the conversion to a term loan, subject to certain provisions contained in the Bank Credit Facility agreement.

     The Bank Credit Facility contains certain restrictive covenants, including limiting the ability of the Operating Company to make cash distributions, incur certain additional indebtedness, incur certain liens, or sell assets or harvest timber in excess of certain limitations. In addition, the Bank Credit Facility requires that the Operating Company maintain certain financial ratios. As of December 31, 1997, the Operating Company was in compliance with all covenants of the Bank Credit Facility.

6.   PARTNERS' CAPITAL:

COMMON UNITS OFFERING

     On November 19, 1997, the Company issued 7,458,684 Common Units. Proceeds from such offering were $141,265, net of underwriter fees and other related costs of $15,367. Concurrent with such offering, 4,282,120 Subordinated Units were issued in exchange for all members' interests in USTK and Old Services. On December 12, 1997, the underwriters exercised their overallotment option and the Company issued an additional 1,118,803 Common

Units. Proceeds from the exercise of the overallotment option were $21,940, net of $1,555 of underwriters' fees. As of December 31, 1997, the Company has 8,577,487 Common Units and 4,282,120 Subordinated Units outstanding.

PARTNERSHIP INCOME (LOSS)

     As provided in the MLP's Partnership Agreement and the Operating Company's Operating Agreement, income and losses are allocated 98% to the holders of outstanding Common Units (the Common Unitholders) and Subordinated Units (the Subordinated Unitholders), 1% to the General Partner's general partner interest in the MLP and 1% to the General Partner's minority interest in the Operating Company.

CASH DISTRIBUTIONS

     The Company is required to make quarterly cash distributions from Available Cash, as defined in the MLP's Partnership Agreement. Generally, cash distributions are paid in order of preferences: first the minimum quarterly distribution of $.50 per unit (the MQD) to Common Unitholders and the General Partner, and second, to the extent cash remains available, to Subordinated Unitholders.

     The MLP's Partnership Agreement sets forth certain cash distribution target rates for the Company to meet in order for the General Partner's share of Available Cash to increase. To the extent that the quarterly distributions exceed $.550 per Common and Subordinated Unit, the General Partner receives 15% of the excess Available Cash rather than the base amount of 2%. To the extent that the quarterly distributions exceed $.633 per Common and Subordinated Unit, the General Partner receives 25% of the excess Available Cash and to the extent that the quarterly distributions exceed $.822 per Common and Subordinated Unit, the General Partner receives 50% of the excess Available Cash.

SUBORDINATED UNITS

     The Subordinated Units are subordinated in right of distributions to the Common Unitholders. Provided that the MQD has been paid to Common and Subordinated Unitholders for three consecutive four-quarter periods and earned for two consecutive four-quarter periods, 25% of the Subordinated Units will convert to Common Units as early as 2001, 25% as early as 2002 and the remaining 50% may convert to Common Units as early as 2003.

LIQUIDATION PREFERENCE

     During the subordination period, Common Unitholders will generally be entitled to receive more per unit in liquidating distributions than Subordinated Unitholders. Following conversion of the Subordinated Units into Common Units, all units will receive the same liquidation treatment.

7.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS:

RELATIONSHIP WITH THE GENERAL PARTNER

     The General Partner has the ability to control management of the Company and has all voting rights of the Company except for certain matters set forth in the MLP's Partnership Agreement. The ownership of the Subordinated Units by certain affiliates of the General Partner effectively gives the General Partner the ability to prevent its removal.

     The General Partner does not receive any management fee or other compensation in connection with its management of the Company. The General Partner and its affiliates perform services for the Company and are reimbursed for all expenses incurred on behalf of the Company, including the costs of employee, officer and director compensation properly allocable to the Company, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Company. The MLP's Partnership Agreement provides that the General Partner will determine the expenses that are allocable to the Company in any reasonable manner determined by the General Partner in its sole discretion. Related noninterest bearing receivables and payables between the General Partner and the

Company are settled in the ordinary course of business. As of December 31, 1997, the Company had a payable to the General Partner of $253. During 1997, expenses allocated to and reimbursed by the Company totaled $310.

     Certain conflicts of interest could arise as a result of the relationships described above. The Board of Directors and management of the General Partner have a duty to manage the Company in the best interests of the Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Company.

CONSULTING AGREEMENTS

     As of December 31, 1997, the General Partner has consulting agreements with certain affiliated parties pursuant to which each such person or firm will provide consulting services to the General Partner. Each agreement provides for an annual retainer of $25, plus an hourly rate for services rendered at the request of the General Partner. Payments by the General Partner related to consulting agreements in 1997 were not significant.

PAYABLE TO AFFILIATE

     In connection with the Transactions, the member interest of John J. Stephens in Old Services was redeemed for $1,000 and certain subordinated units. The $1,000 is payable to Old Services by the Company in January 1998. The above transaction has been reflected as a direct reduction of equity in the accompanying financial statements.

MANAGEMENT AND ADVISORY FEES

     In connection with the Weyerhaeuser Acquisition, the Company paid a fee of $4,135 to Timberlands Management Group (TMG), an entity 100% owned and controlled by John M. Rudey, Chairman. In addition, during the period from August 30, 1996 to December 31, 1996, the Company paid TMG management fees of $2,800. These payments have been recorded in selling, general and administrative expenses in the accompanying statement of operations.

RECEIVABLE FROM AFFILIATE

     During the period from August 30, 1996 through December 31, 1996, the Company paid $10,000 to TMG. The receivable and the related interest were repaid in February 1997.

8.   MANAGEMENT INCENTIVE PLANS:

UNIT OPTION PLAN

     The Company has a Unit Option Plan which permits the grant of options (Unit Options) covering 857,749 Common Units. Concurrent with the consummation of the Transactions, 604,153 Unit Options were granted to key employees and directors of the General Partner. An additional 90,622 Unit Options were granted to key employees and directors on December 12, 1997, in connection with the closing of the sale of 1,118,803 Common Units pursuant to the exercise by the underwriters of their overallotment option. The Unit Options granted in 1997 expire ten years from the date of grant and become exercisable automatically upon and in the same proportion as the conversion of Subordinated Units to Common Units. Once the performance criteria are achieved, the Company will record compensation expense for the difference between the exercise price and fair value of the Common Units, with a corresponding increase to partners' capital. As of December 31, 1997, none of the performance criteria had been achieved. Unit Options under the Company's Unit Option Plan are determined by the Long-Term Incentive Plan Committee of the Board of Directors (the LTIP Committee) and are granted at fair market value at the date of the grant. All options granted as of December 31, 1997 have an exercise price of $21 per Common Unit.

     The Company has computed, for pro forma disclosure purposes as required by SFAS 123, the value of Unit Options granted under the Unit Option Plan. These computations were made using the Black-Scholes option-pricing model, as prescribed by SFAS 123, with the following weighted average assumptions:


Risk-free interest rate...................  6.00%
Expected dividend yield...................  9.52%
Expected life of the Unit Option Plan.....  5 years
Expected volatility.......................  20.32%

     If the Company had accounted for these plans in accordance with SFAS 123, the impact on the Company's 1997 net loss and net loss per unit would have been insignificant.

RESTRICTED UNIT PLAN

     Effective with the closing of the Transactions, the Company authorized the establishment of a restricted unit plan (the Restricted Unit Plan) which allows the Company to grant units (Restricted Units) to employees at the discretion of the LTIP Committee. No consideration will be payable by the plan participants upon vesting and issuance of the Restricted Units. Restricted Units granted during the subordination period will vest automatically upon and in the same proportion as the conversion of Subordinated Units to Common Units. Restricted Units granted subsequent to the subordination period are the equivalent of Common Units. No Restricted Units have been granted as of December 31, 1997.

INCOME INTERESTS IN THE GENERAL PARTNER

     In connection with the Common Units Offering and the related formation of the General Partner, the General Partner issued income interests to certain officers and directors of the General Partner at no cost. Such income interests participate pro rata in cash distributions from USTK and the Company. No such cash distributions from USTK or the Company were made in 1997. Under certain circumstances, the General Partner is required to repurchase the income interests from officers and directors upon termination of their employment at fair market value as determined by independent appraisal. The fair value of these income interests will then be recorded as compensation expense in the Company's financial statements with a corresponding increase to contributed capital.

9.   COMMITMENTS:

     On August 30, 1996, the Company entered into a wood supply agreement with Collins to supply a volume of approximately 34 million board feet of merchantable timber to Collins at market prices. The term of the agreement is ten years and is renewable for two additional terms of five years, each at the option of Collins.

10.  QUARTERLY RESULTS FOR 1997 AND 1996 (UNAUDITED):

     (thousands of dollars, except Unit amounts)

                                                                   QUARTER ENDED
                                            -----------------------------------------------------------
                                            DECEMBER 31 /(a)/   SEPTEMBER 30   JUNE 30   MARCH 31 /(a)/   TOTAL YEAR
                                            -----------------   ------------   -------   --------------   ----------
1997
Revenues..................................       $36,288           $17,261     $11,462      $12,334         $77,345
Gross profit/(b)/.........................        16,511             7,608       4,141        5,258          33,518
Income (loss) before extraordinary item...         5,457            (1,051)     (3,827)      (1,947)         (1,368)
Basic income (loss) before
  extraordinary item per
  Unit:/(d)/
  Common..................................           .77                --          --           --            3.05
  Subordinated............................           .58              (.25)       (.89)        (.45)          (1.01)
Diluted income (loss) before
  extraordinary item per Unit/(d)/........           .67              (.25)       (.89)        (.45)           (.28)

1996/(c)/
Revenues..................................        12,103
Gross Profit /(b)/........................         4,245
Net Loss..................................        (3,023)
Basic net loss per Unit/(d)/..............
  Common..................................            --
  Subordinated............................          (.71)
Diluted net loss per Unit /(d)/...........          (.71)

------------

(a) The quarter ended December 31, 1997 includes revenues of $11,750 and related costs of $7,555 from a property sale. The quarter ended March 31, 1997 includes revenues of $3,494 and related costs of $1,191 from a timber deed sale.

(b) Gross profit is calculated as revenues less cost of products sold, cost of timber and property sales and depreciation, depletion and road amortization.

(c) Due to a separate basis of presentation prior to the Weyerhaeuser Acquisition on August 30, 1996 and a different ownership structure by the Predecessor, no information for the quarters ended September 30, 1996 and prior is presented. See discussion of the Company and the Predecessor's basis of presentation in Note 1 of the Notes to the Consolidated Financial Statements.

(d) See discussion of per unit information in Note 2 of the Notes to the Consolidated Financial Statements.