Form 10-Q
period 1998-03-31
U S TIMBERLANDS CO LP
filed 1998-05-15
CIK 1043012

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number 0-23259

                                   ----------

                         U.S. TIMBERLANDS COMPANY, L.P.
             (Exact name of registrant as specified in its charter)


                 Delaware                               91-1842156
(State or other jurisdiction of incorporation        (I.R.S. Employer
             or organization)                       Identification No.)


1301 Fifth Avenue, Suite 3725, Seattle, Washington        98101-2636
   (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: 206-652-5000

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

================================================================================


                                    1 of 15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         U.S. TIMBERLANDS COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         Quarter Ended March 31,
                                                         -----------------------
                                                            1998         1997
                                                          --------     --------
                                                     (In Thousands, Except Per Unit)
Revenues                                                  $  7,757     $ 12,334
Cost and expenses:
   Cost of goods sold                                        2,654        3,525
   Cost of timber and property sales                            --        1,191
   Depletion, depreciation and road amortization             2,760        2,360
   Selling, general and administrative                       3,626        1,190
                                                          --------     --------
      Total cost and expenses                                9,040        8,266
                                                          --------     --------
   Operating income (loss)                                  (1,283)       4,068
Interest expense                                             5,463        5,319
Amortization of financing fees                                 169          999
Interest income                                               (176)        (366)
Other (income) expense - net                                   (25)          63
                                                          --------     --------
   Net loss                                                 (6,714)      (1,947)
General partner and minority interest                          134           --
                                                          --------     --------
   Net loss allocable to Unitholders                      $ (6,580)    $ (1,947)
                                                          ========     ========
   Net loss per Unit - Basic
        Common                                            $  (0.51)    $     --
        Subordinated                                      $  (0.51)    $  (0.46)
   Net loss per Unit - Diluted                            $  (0.51)    $  (0.46)

          See accompanying Notes to Consolidated Financial Statements.


                                    2 of 15

                         U.S. TIMBERLANDS COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                          March 31,   December 31,
                                                            1998          1997
                                                          ---------   ------------
                                                        (Unaudited)    (Audited)
                                                              (In Thousands)
Assets
Current assets:
   Cash and cash equivalents                              $ 11,501      $ 10,625
   Accounts receivable - net                                   232         1,356
   Other receivables                                           149         1,247
   Prepaid expenses                                            400           534
   Current portion of notes receivable                       1,170         1,170
                                                          --------      --------
      Total current assets                                  13,452        14,932
Timber, timberlands and roads - net                        356,629       359,349
Seed orchard and nursery stock                               1,892         1,828
Property, plant and equipment - net                          1,254         1,261
Notes receivable - long term                                 1,171         1,171
Deferred financing fees                                      6,504         6,673
                                                          --------      --------
      Total assets                                        $380,902      $385,214
                                                          ========      ========

Liabilities
Current liabilities:
   Accounts payable                                       $    547      $  1,404
   Accrued liabilities                                       9,806         5,949
   Deferred revenue                                          5,146         5,744
                                                          --------      --------
      Total current liabilities                             15,499        13,097
Long-term debt                                             225,000       225,000
Minority interest                                            1,404         1,471

Partners' capital
General partner interest                                     1,404         1,471
Limited partner interest                                   137,595       144,175
                                                          --------      --------
   Total liabilities and partners' capital                $380,902      $385,214
                                                          ========      ========

          See accompanying Notes to Consolidated Financial Statements.


                                    3 of 15

                         U.S. TIMBERLANDS COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         Quarter Ended March 31,
                                                         -----------------------
                                                             1998        1997
                                                           --------    --------
                                                               (In Thousands)
Cash Flows From Operating Activities:
Net loss                                                   $ (6,714)   $ (1,947)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depletion, depreciation, road amortization and
     cost of timber and timberland sold                       2,760       3,551
   Amortization of deferred financing fees                      169         224
   Working capital changes - net                              4,758       1,597
                                                           --------    --------
Net cash provided by operating activities                       973       3,425
Cash Flows From Investing Activities:
   Timber and road additions                                     --         (42)
   Repayment of receivable from affiliate                        --      10,000
   Capitalized seed orchard and nursery costs                   (64)        (64)
   Purchase of property, plant and equipment                    (33)        (93)
                                                           --------    --------
Net cash provided by (used in) investing activities             (97)      9,801
Cash Flows From Financing Activities:
   Distribution to member                                        --      (1,191)
                                                           --------    --------
Net cash used in financing activities                            --      (1,191)
                                                           --------    --------
Increase in cash and cash equivalents                           876      12,035
Cash and cash equivalents - beginning of period              10,625      16,613
                                                           --------    --------
Cash and cash equivalents - end of period                  $ 11,501    $ 28,648
                                                           ========    ========
Supplemental Cash Flow Information:
   Cash paid for interest                                  $     --    $  3,441


          See accompanying Notes to Consolidated Financial Statements.


                                    4 of 15

                         U.S. TIMBERLANDS COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (In thousands, except per Unit amounts or as otherwise indicated)
                                   (Unaudited)

1. ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

      The accompanying consolidated financial statements include the accounts of U.S. Timberlands Company, L.P. (the Master Partnership), a Delaware master limited partnership, and its 99%-owned subsidiary U.S. Timberlands Klamath Falls, L.L.C. (USTK), collectively referred to hereafter as the Company. All intercompany transactions have been eliminated in consolidation. The Master Partnership was formed on June 27, 1997 to acquire and own substantially all of the equity interests in USTK and to acquire and own the business and assets of U.S. Timberlands Management Company, L.L.C. (Old Services). U.S. Timberlands Services Company, L.L.C. (the General Partner) manages the businesses of the Company and owns a 1% general partner interest in the Master Partnership. The General Partner also owns a 1% member's interest in USTK.

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

Initial Public Offering and Related Transactions

      On November 19, 1997, the Master Partnership completed an initial public offering (the Common Units Offering) of 8,577,487 common units (including the 1,118,803 common units issued upon exercise of the underwriters' overallotment option in December 1997) representing limited partner interests (Common Units). In addition, USTK and U.S. Timberlands Finance Corp., a wholly owned subsidiary of USTK (Finance Corp.), issued $225,000 of senior unsecured notes in a public offering (the Notes). Concurrent with the Common Units Offering, Old Services contributed all of its assets to the General Partner in exchange for interests therein. Immediately thereafter, USTK assumed certain indebtedness of U.S. Timberlands Holdings, L.L.C. (Holdings), an affiliate of USTK, and the General Partner contributed its timber operations to USTK in exchange for a member's interest in USTK. The General Partner then contributed all but a 1% member interest in USTK to the Master Partnership in exchange for a general partner interest, 1,387,963 subordinated units representing limited partner interests (Subordinated Units) and the right to receive certain incentive distributions. The General Partner distributed the 1,387,963 Subordinated Units to Old Services and Old Services used a portion of such Subordinated Units to redeem interests in Old Services. Holdings also contributed all of its member interest in USTK to the Master Partnership in exchange for 2,894,157 Subordinated Units. This series of transactions is hereafter referred to as the Transactions. Since the controlling owner of Old Services and USTK prior to the Transactions now controls the General Partner, the Transactions were recorded as a reorganization under common control and therefore remain at their historical cost.


                                    5 of 15

Basis of Presentation

      These consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjuction with the consolidated financial statements included in the Company's 1997 Annual Report to Unitholders. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

      There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the Annual Report on Form 10-K.

Basis of Presentation - Prior to the Transaction

      During 1996, USTK and Old Services were formed and subsequently entered into an agreement with Weyerhaeuser Company on August 30, 1996 to purchase approximately 601,000 acres of timber and timberlands and certain other assets. As legal entities, USTK and Old Services were not consolidated. However, due to common ownership and management, the financial statements of USTK and Old Services prior to the Transactions have been presented on a combined basis. All intercompany transactions between the above entities have been eliminated in the accompanying financial statements.

2. PER UNIT INFORMATION

      The Company accounts for loss per Unit in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Under SFAS No. 128, the Company is required to present basic loss per Common and Subordinated Unit, and diluted loss per Unit information. Basic loss per Common and Subordinated Unit is calculated by dividing the loss allocable to Common and Subordinated Units, after adjusting for the General Partner's effective 2% interest, by the weighted average number of Common and Subordinated Units outstanding. Loss for the three months ended March 31, 1998 and 1997 is allocated to Common and Subordinated Units utilizing the book liquidation method which allocates loss in accordance with liquidation preferences, as set forth in the Company's Partnership Agreement, of the Common and Subordinated Unitholders' partners' capital accounts. Diluted loss per Unit is calculated by dividing loss, after adjusting for the General Partner's effective 2% interest during the three months ended March 31, 1998, by the weighted average number of Common and Subordinated Units.


                                    6 of 15

The weighted average number of Units outstanding are as follows:

                                  Basic
                         -------------------------
Quarter Ended            Common       Subordinated        Diluted
-------------            ------       ------------        -------
March 31, 1998           8,577,487     4,282,120         12,859,607
December 31, 1997            --        4,282,120          4,282,120


      Pro forma loss per Unit for the three months ended March 31, 1997, as if the Common and Subordinated Units were issued as of January 1, 1997, is $(0.15).

3. SUBSEQUENT EVENT

      On April 22, 1998, the Board of Directors of the General Partner authorized the Master Partnership to make a distribution of $0.73 per Unit, representing the sum of the $0.50 Minimum Quarterly Distribution for the first quarter of 1998, plus $0.23 for the pro rata portion of the Minimum Quarterly Distribution for the period from the date of the Common Units Offering through December 31, 1997. The total distribution will be $9,600 (including $200 to the General Partner) and will be paid on May 15, 1998 to Unitholders of record on May 5, 1998.

4. NEW ACCOUNTING PRONOUNCEMENT

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of 1998. Comprehensive loss did not differ from currently reported net loss in the periods presented.


                                    7 of 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company's principal operations consist of the growing and harvesting of timber and the sale of logs and related by-products. The Company's ability to implement its business strategy over the long term and its results of operations depend upon a number of factors, many of which are beyond its control. These factors include general industry conditions, domestic prices and supply and demand for logs, seasonality, competition from other supplying regions and substitute products and government regulation.

Current Market Conditions

      First quarter 1998 prices for domestic logs in the eastern and southern Oregon region were relatively flat compared to the prior year first quarter. Log inventories at customer conversion facilities were moderately high for the first quarter due to strong purchases in the fourth quarter of 1997. As a result, demand for logs in the first quarter of 1998 was slow as inventories were worked down.

      Key lumber price indicators for Ponderosa Pine and Douglas Fir were down 21% and 25%, respectively, from a year ago. Lodgepole Pine and White Fir product indicators were down 8% from a year ago.

      The Company's log prices fared better regionally as the scheduling, quality and sales coordination for log deliveries was improved from the same period a year earlier and only White Fir logs experienced a lower price. Overall, the Company's average log sales price was up 1% from the prior year first quarter.

Forward-Looking Statements

      The information contained in this report includes information that may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Such risks, trends and uncertainies include the highly cyclical nature of the forest products industry, the possibility that timber supply could increase if governmental, environmental or endangered species policies change, and limitations on the Company's ability to harvest its timber due to adverse natural conditions or increased governmental restrictions. These and other risks are described in the Company's reports and registration statements that are available from the United States Securities and Exchange Commission.


                                    8 of 15

Results of Operations

      Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

      Revenues. Revenues for the three months ended March 31, 1998 were $7.8 million, a decrease of 37% over revenues of $12.3 million for the three months ended March 31, 1997. This was primarily attributable to a $2.0 million decrease in revenues from log sales and a $3.5 million decrease in timber and timberland sales, partially offset by an increase of $0.9 million in stumpage sales.

      Log and stumpage sales volumes for the three months ended March 31, 1998 were 18,400 MBF, a decrease of 14% over log and stumpage sales volumes of 21,400 MBF for the three months ended March 31, 1997. The decrease in the volume harvested was primarily due to seasonality factors. Average log and stumpage prices increased by 2%, from $413 per MBF for three months ended March 31, 1997 to $421 per MBF for the three months ended March 31, 1998, primarily due to an increased mix of higher value timber and the results of enhanced marketing efforts.

      Revenues from timber and timberland sales were $3.5 million during the three months ended March 31, 1997. There were no such timber and timberland sales during the three months ended March 31, 1998.

      Operating Costs. Operating costs were $9.0 million for the three months ended March 31, 1998, an increase of 9% over operating costs of $8.3 million for the three months ended March 31, 1997. This increase was primarily the result of a $2.4 million increase in selling, general and administrative expenses and a $0.4 million increase in depreciation, depletion and road amortization (DD&A) expense, partially offset by a $1.2 million decrease in the cost of timber and timberland sales and a $0.9 million decrease in cost of goods sold.

      Selling, general and administrative expenses were $3.6 million for the three months ended March 31, 1998, an increase of 305% over comparable expenses of $1.2 million for the three months ended March 31, 1997. This increase is primarily due to the increased cost of operating as a publicly owned company combined with the one-time expense of $1.1 million related to severance costs and the repurchase of member interests in the general partner.

      DD&A expense was $2.8 million for the three months ended March 31, 1998, a $0.4 million increase over DD&A expense of $2.4 million for the three months ended March 31, 1997. This increase was primarily due to the increase in the Company's depletion rate, which resulted from the Ochoco Timberlands acquisition in July 1997. The increase in the Company's depletion rate was partially offset by a 14% decrease in log and stumpage sales volumes during the three months ended March 31, 1998 from the three months ended March 31, 1997.

      During the three months ended March 31, 1997, the Company had a timber deed sale with a cost basis of $1.2 million, whereas no sales of tracts of timber or timberlands were made during the three months ended March 31, 1998.

      Cost of goods sold was $2.6 million for the three months ended March 31, 1998, a decrease of 25% from cost of goods sold of $3.5 million for the three months ended March 31, 1997. This decrease is primarily due to decreased logging costs resulting from the 23% decrease in logs harvested by the Company during the three months ended March 31, 1998 from the three months ended March 31, 1997.


                                    9 of 15

      Interest Expense. Interest expense was $5.5 million for the three months ended March 31, 1998 and related to $225.0 million aggregate principal amount of Notes issued to the public on November 19, 1997. Interest expense of $5.3 million for the three months ended March 31, 1997 related primarily to $215.0 million of term debt and $90.0 million of revolving debt incurred in connection with the Weyerhauser Acquisition in August 1996.

      Amortization of Deferred Financing Fees and Debt Guarantee Fees. The Company deferred $6.7 million of fees incurred in connection with the issuance of the Notes. The amortization of deferred financing fees during the first three months of 1998 was $0.2 million. The Company recognized $0.8 million of expense related to debt guarantee fees payable to Weyerhaeuser and $0.2 million of amortization of deferred financing fees during the three months ended March 31, 1997.

      Interest Income. Interest income was $0.2 million during the three months ended March 31, 1998. For the three months ended March 31, 1997, there was $0.4 million in interest income.

Financial Condition and Liquidity

      The Company's primary source of liquidity has been cash from operating activities as well as debt and equity financings. On July 14, 1997, the Company refinanced its original revolving credit facility and certain term debt and incurred an additional $110.0 million of term debt in connection with the Ochoco Acquisition. Effective November 19, 1997, the Master Partnership completed an initial public offering of 8,577,487 Common Units (including the underwriter's overallotment option which was exercised in December 1997) representing limited partner interests (the "Common Units Offering"). Net proceeds from the Common Units Offering was $163.2 million. In addition, USTK and Finance Corp. issued $225.0 million aggregate principal amount of Notes in a public offering. The proceeds from the Common Units Offering and the Notes were primarily utilized to retire all outstanding borrowings under the revolving credit facility and term debt in the aggregate amount of $330.0 million. For purposes of this discussion, these transactions are hereafter referred to as the "Transactions". As of March 31, 1998, the Company had a cash balance of $11.5 million, and $100.0 million of unused internal borrowing capacity under its new $100.0 million bank credit facility (the "Bank Credit Facility"). As of December 31, 1997, the Company had a cash balance of $10.6 million, $1.8 million of working capital and $100.0 million of unused internal borrowing capacity under the Bank Credit Facility.

      Operating Activities. Cash flows provided by operating activities for the three months ended March 31, 1998 were $1.0 million, as compared to cash flows provided by operating activities of $3.4 million for the three months ended March 31, 1997. The $2.4 million decrease in cash flows provided by operating activities was primarily due to a decrease in log and stumpage sales and proceeds from timber and timberland sales, partially offset by a $3.4 million decrease in cash paid for interest.

      Investing Activities. Cash flows used by investing activities were $0.1 million for the three months ended March 31, 1998, as compared to cash flows provided by investing activities of $9.8 million for the three months ended March 31, 1997. The difference is primarily due to $10.0 million received from an affiliate in 1997.

      Financing Activities. There were no cash flows provided or used by financing activities for the three months ended March 31, 1998, as compared to $1.2 million used for the three months ended March 31, 1997. Cash flows used by financing activities during the three months ended March 31, 1997 represent a member's distribution.


                                    10 of 15

Notes

      The Notes represent unsecured general obligations of USTK and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007, unless previously redeemed. The Notes are redeemable at the option of USTK in whole or in part, on or after November 15, 2002 at predetermined redemption prices plus accrued interest to the redemption date. In addition, at any time on or prior to November 15, 2000, USTK, at its option, may redeem the Notes with the net cash proceeds of an offering of common units or other equity interests of the Company, at 109.625% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least 65% of the principal amount of the Notes originally issued remain outstanding immediately following such redemption.

Bank Credit Facility

      The Bank Credit Facility consists of a $75.0 million acquisition facility (the "Acquisition Facility") and a $25.0 million working capital facility (the "Working Capital Facility"). As of March 31, 1998, there were no outstanding borrowings under the Bank Credit Facility. The Bank Credit Facility bears interest at the lower of the Bank of America's prime rate plus a margin of 2.0% or LIBOR plus a margin of 2.5%. The Working Capital Facility expires on November 19, 2000 and all amounts borrowed thereunder will be due and payable. At November 19, 2000, USTK may elect to amortize any outstanding loans under the Acquisition Facility in sixteen equal quarterly installments beginning one quarter after the conversion to a term loan, subject to certain provisions contained in the Bank Credit Facility Agreement.

      Each of the Indenture governing the Notes and the agreement governing the Bank Credit Facility contain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. In addition, these agreements require that USTK maintain certain financial ratios. The Company was in compliance with such covenants and ratios as of March 31, 1998.

Capital Expenditures / Cash Distributions

      Capital expenditures for the three months ended March 31, 1998 totaled $0.1 million. As the Company does not currently own and does not plan to own or operate manufacturing facilities, and all logging is subcontracted to third parties, it is anticipated that capital expenditures in the future will not be material and will consist mainly of land management and silvicultural expenditures. It is not currently anticipated that the Company will either maintain log inventories (although small log inventories may be maintained for a short period of time) or incur material capital expenditures for machinery and equipment. The Company anticipates that capital expenditures will be $1.8 million for the year ended December 31, 1998. Capital expenditures will consist of capitalized silvicultural costs and miscellaneous equipment and computer hardware and software expenditures.

      Cash required to meet the Company's Minimum Quarterly Distribution (as required by the Partnership Agreement), and interest and principal payments on indebtedness is significant. The General Partner expects that the quarterly cash distributions and debt service will continue to be funded from current operations.


                                    11 of 15

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      There is no pending litigation and, to the knowledge of the Company, there is no threatened ligitation, the unfavorable resolution of which would have a material adverse effect on the business or financial condition of the Company.

Items 2, 3 and 4 of Part II are not applicable and have been omitted.

Item 5. Partnership Amendment

      On May 6, 1998, the General Partner amended the Company's Amended and Restated Agreement of Limited Partnership to provide that annual and quarterly reports may be made available to Unitholders by electronic means. To the extent permitted by law, the Company intends to post its quarterly reports on its web site (http://www.ustimberlands.com) rather than mail such reports to Unitholders. A copy of such amendment is included as an exhibit to this Quarterly Report on Form 10-Q.


                                    12 of 15

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      +3.1  -- Amended and Restated Agreement of Limited Partnership of U.S.
               Timberlands Company, L.P.

      +3.2  -- Second Amended and Restated Operating Agreement of U.S.
               Timberlands Klamath Falls, L.L.C.

      3.3 -- Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of U.S. Timberlands Company, L.P.

      +10.1 -- Credit Agreement among U.S. Timberlands Klamath Falls, L.L.C. and certain banks

      +10.2 -- Indenture among U.S. Timberlands Klamath Falls, L.L.C., U.S.
               Timberlands Finance Corp. and State Street Bank and Trust Company, as trustee

      +10.3 -- Contribution, Conveyance and Assumption Agreement among U.S.
               Timberlands Company, L.P. and certain other parties

      *10.4 -- Form of U.S. Timberlands Company, L.P. 1997 Long-Term Incentive
               Plan

      *10.5 -- Employment Agreement for Mr. Rudey

      ++10.6 -- Employment Agreement for Mr. Symington

      ++10.7 -- Employment Agreement for Mr. Michie

      ++10.8 -- Employment Agreement for Mr. McDowell

      *10.9 -- Supply Agreement between U.S. Timberlands Klamath Falls, L.L.C.
               and Collins Products LLC

      27.1  -- Financial Data Schedule


* Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed November 13, 1997.
+ Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed January 15, 1998.
++ Incorporated by reference to the same numbered Exhibit to the Registrant's
   Annual Report on Form 10-K filed March 31, 1998.


                                    13 of 15

(b) Reports on Form 8-K

      Two reports on Form 8-K were filed by the Company during the first quarter of 1998 (quarter ended March 31, 1998).

      On January 6, 1998, the Company filed a report on Form 8-K (Commission File No. 0-23259) which reported certain management changes in the General Partner. The following exhibits were attached:

      (i) press release dated December 18, 1997, announcing the election of Messrs. Spencer R. Stuart and Allen E. Symington to the Board of Directors of the Company's General Partner;

      (ii) press release dated January 5, 1998, announcing the election of Mr. Thomas C. Theobald to the Board of Directors of the Company's General Partner and naming him Chairman of the Finance Committee; and

      (iii) press release dated January 6, 1998, announcing certain changes to the Board of Directors and senior management of the Company's General Partner.

      On January 15, 1998, the Company filed a report on Form 8-K (Commission File Number 0-23259) which filed as exhibits various closing documents and agreements in their finalized form.


                                    14 of 15

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigneds thereunto duly authorized.

Date:  May 15, 1998           U.S. TIMBERLANDS COMPANY, L.P.
                              By:  U.S. Timberlands Services Company, L.L.C.
                                      as General Partner


                              By: /s/ ALLEN E. SYMINGTON
                                 ---------------------------------------
                                 Allen E. Symington
                                 President and Chief Financial Officer
                                 (Principal Financial Officer
                                   and Duly Authorized Officer)


                              By: /s/ JOHN C. MCDOWELL
                                 ---------------------------------------
                                 John C. McDowell
                                 Vice President-Finance and Controller
                                 (Principal Accounting Officer
                                   and Duly Authorized Officer)