Form 10-K
period 1998-12-31
U S TIMBERLANDS CO LP
filed 1999-04-15
CIK 1043012

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998         Commission file no.: 0-23259

                         U.S. TIMBERLANDS COMPANY, L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       91-1842156
        (State or other jurisdiction                          (I.R.S. Employer
     of incorporation or organization)                       Identification No.)

625 Madison Avenue, Suite 10-B, New York, NY                        10022
  (Address of principal executive offices)                       (Zip code)

        Registrant's telephone number, including area code: 212-755-1100

                               ------------------

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

      Yes |X|     No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |_|

      The aggregate market value of the Common Units held by non-affiliates of the registrant, based on the last reported sale price of the Common Units on the Nasdaq National Market on February 28, 1999, was approximately $107,201,548.00.

      Documents incorporated by reference: None

================================================================================

                         U.S. TIMBERLANDS COMPANY, L.P.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            No.

PART I
         Item 1.  Business.................................................    1
         Item 2.  Properties...............................................   10
         Item 3.  Legal Proceedings........................................   10
         Item 4.  Submission of Matters to a Vote of Security Holders......   10

PART II
         Item 5.  Market for Registrant's Common Units and Related
                  Security Holder Matters..................................   11
         Item 6.  Selected Financial Data..................................   16
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........               17
         Item 7A. Quantitative and Qualitative Disclosures About
                  Market Risk..............................................   27
         Item 8.  Financial Statements.....................................   27
         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure......................   27

PART III
         Item 10. Directors, Executive Officers, Promoters and Control
                  Persons of the Registrant................................   29
         Item 11. Executive Compensation...................................   33
         Item 12. Security Ownership of Certain Beneficial Owners and
                  Management...............................................   39
         Item 13. Certain Relationships and Related Transactions...........   40

PART IV
         Item 14. Exhibits, Financial Statements, and Reports on Form 8-K..   41

                                     PART I

Item 1. Business.

General

      The business of U.S. Timberlands Company, L.P., a Delaware limited partnership formed in June 1997 (the "Company"), consists of the growing of trees and the sale of logs and standing timber. The Company owns approximately 615,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland (collectively the "Timberlands") containing total merchantable timber volume estimated as of January 1, 1999 to be approximately 2.1 billion board feet ("BBF") in Oregon east of the Cascade Range (the "Timberlands"). Logs harvested from the Timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications. The Company also owns and operates its own seed orchard and produces approximately five million conifer seedlings annually from its nursery, approximately half of which are used for its own internal reforestation programs, with the balance sold to other forest products companies. Except as the context otherwise requires, references herein to, or descriptions of, assets and operations of the Company include the assets and operations of the Operating Company (as defined below) and the predecessors of the Company.

      The Timberlands' merchantable timber consists of Ponderosa Pine (approximately 45%) and Douglas fir (approximately 14%), species which have historically commanded premium prices over other softwood species, with the balance consisting of Lodgepole Pine, White Fir and other softwood species. The Timberlands have stands of varying ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 178,000 acres are actively managed tree farms (the "Plantations"). The Plantations were first established by Weyerhaeuser Company ("Weyerhaeuser") in the early 1960s and acreage has been planted each year since then. Currently, the Plantations contain age classes ranging generally from one to 37 years old. Initial thinning or harvesting of the Plantation stands is expected to begin within the next five years. Because the timber on the Plantations is generally not yet considered merchantable, volumes of timber on the Plantations are not included in the Company's estimated merchantable timber volume. The balance of the Timberlands are composed of natural stands. For a more complete description of the Company's properties, see "Properties."

      In August 1996, U.S. Timberlands Klamath Falls, LLC, a Delaware limited liability company ("USTK") and U.S. Timberlands Management Company, L.L.C., formerly known as U.S. Timberlands Services Company, L.L.C. ("Old Services"), acquired approximately 604,000 fee acres of timberland (the "Klamath Falls Timberlands"), containing an estimated merchantable timber volume of approximately 1.9 BBF and related assets from Weyerhaeuser (the "Weyerhaeuser Acquisition"). In July 1997, USTK, which is now the Company's subsidiary operating company (in such capacity, the "Operating Company"), acquired approximately 42,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland (the "Ochoco Timberlands"), containing an estimated merchantable timber volume of approximately 280 million board feet ("MMBF") from Ochoco Lumber Company ("Ochoco") (the "Ochoco Acquisition"). Over 40% of the merchantable timber on the Ochoco Timberlands is at least 80 years old. The Company believes that the age classes and species mix of the Ochoco Timberlands fit well with the Klamath Falls Timberlands and provide the Company flexibility in developing its harvest plans. In October 1997 and May 1998, the Company sold approximately 13,000 and 15,300 acres from the Klamath Falls Timberlands respectively.

      During the period from January 1, 1994 through the acquisition of the Klamath Falls Timberlands by USTK, approximately 58% of the logs harvested from the Klamath Falls Timberlands were delivered to a plywood mill owned by Weyerhaeuser at Klamath Falls, Oregon. Similarly, prior to the Ochoco Acquisition, substantially all of the timber harvested from the Ochoco Timberlands was delivered to Ochoco's mills. The Company does not currently own any conversion facilities nor does it presently intend to own any such facilities on a long-term basis; consequently all of the Company's sales are made to unaffiliated third parties. Concurrent with USTK's acquisition of the Klamath Falls Timberlands, USTK arranged for Collins Products LLC ("Collins"), a privately owned forest products company located within the Klamath Falls Timberlands area, to purchase Weyerhaeuser's Klamath Falls mill facilities. The Company entered into a 10-year log supply agreement with Collins (the "Collins Supply Agreement") providing for the purchase by the plywood mill and delivery by the Company of a minimum of 34 million board feet ("MMBF") of logs each year at market prices. The Collins Supply Agreement is extendable by Collins for two additional five-year terms. In addition to its sales under the Collins Supply Agreement, the Company sells logs to conversion facilities located in the area surrounding the Timberlands. There are currently more than 50 primary conversion facilities located within a 150 mile radius of the Company's Timberlands.

Formation of the Company

      On November 19, 1997, the Company acquired substantially all of the equity interests in USTK and the business and assets of Old Services (the "Acquisition") and completed its initial public offering (the "Initial Offering") of common units representing limited partner interests ("Common Units"). Upon the closing of the Acquisition, Old Services contributed all of its assets, including its timber operations, to U.S. Timberlands Services Company, L.L.C., a newly formed Delaware limited liability company and the Company's general partner (the "General Partner" or "New Services"), in exchange for interests therein. Immediately thereafter, USTK assumed certain indebtedness (the "Holdings Debt") of U.S. Timberlands Holdings, L.L.C., an affiliate of USTK ("Holdings"), and the General Partner contributed its timber operations to USTK in exchange for a member interest in USTK. Then the General Partner contributed all but a 1% member interest in USTK to the Company in exchange for a general partner interest in the Company, the right to receive Incentive Distributions (as defined herein) and 1,387,963 subordinated units representing limited partner interests in the Company ("Subordinated Units"), and Holdings contributed all of its interest in USTK to the Company in exchange for 2,894,157 Subordinated Units. The General Partner then distributed the Subordinated Units to Old Services. Approximately 143,398 Subordinated Units were used by Old Services to redeem interests in Old Services held by certain founding directors of the General Partner (the "Founding Directors"). As a result of such transactions, USTK became the Operating Company and the General Partner owns an aggregate 2% interest in the Company and the Operating Company on a combined basis, and the right to receive Incentive Distributions; Old Services owns 1,244,565 Subordinated Units; Holdings owns 2,894,157 Subordinated Units; and the Founding Directors own an aggregate of 143,398 Subordinated Units. The 4,282,120 Subordinated Units owned by Old Services, Holdings and the Founding Directors represent an aggregate 32.6% interest in the Company. The Common Units and the Subordinated Units are referred to herein collectively as "Units" and the holders of Units are referred to herein as "Unitholders."

      Concurrent with the closing of the Initial Offering, the Operating Company and its wholly-owned subsidiary, U.S. Timberlands Finance Corp. ("Finance Corp."), consummated the public offering (the "Public Note Offering") of $225.0 million aggregate principal amount of unsecured senior notes (the "Notes") and obtained a $25.0 million revolving credit facility to be used for working capital purposes (the "Working Capital Facility") and a $75.0 million revolving credit facility to be used for acquisitions and capital improvements (the "Acquisition Facility" and, together with the Working Capital Facility, the "Bank Credit Facility"). See "Management's Discussion and Analysis - Liquidity and Capital Resources."

      The purpose of the Company under the Partnership Agreement is limited to serving as the non-managing member of the Operating Company and engaging in any business activity that may be engaged in by the Operating Company. The Operating Company Agreement provides that the Operating Company may, directly or indirectly, engage in (i) any activity engaged in by USTK immediately prior to the Initial offering, (ii) any other activity approved by the General Partner but only to the extent that the General Partner reasonably determines that, as of the date of the acquisition or commencement of such activity, such activity generates "qualifying income" (as such term is defined in Section 7704 of the Code) or (iii) any activity that enhances the operations of an activity that is described in (i) or (ii) above. Although the General Partner has the ability under the Partnership Agreement to cause the Company and the Operating Company to engage in activities other than the ownership or operation of timber-producing real property, the General Partner has no current intention of doing so. The General Partner is authorized in general to perform all acts deemed necessary to carry out such purposes and to conduct the business of the Company.

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

      The Company's business is managed by the General Partner. The General Partner does not receive any management fee or other compensation in connection with its management of the Company, but is reimbursed for all direct and indirect expenses incurred on behalf of the Company (including wages and salaries of employees, officers and directors of the General Partner) and all other necessary or appropriate expenses allocable to the Company or otherwise reasonably incurred by the General Partner in connection with the operation of the Company's business.

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

      The principal executive offices of the Company and the General Partner are located at 625 Madison Avenue, Suite 10-B, New York, New York 10022. The telephone number at such offices is (212) 755-1100.

The Timberlands

Timber Growth

      Timber growth rates reflect timberland productivity and the rate of return on a timber investment. Growth rate is an important factor in determining when to harvest timber and the harvest potential of timberlands over the long term. Merchantable timber is economically mature for harvesting when its current growth rate falls below the desired rate of return on the investment in the standing trees. The average growth rate from regeneration to economic maturity measures the capacity of the land for timber production. The Company's older and natural stands on the Timberlands that are expected to provide the near term harvest have a current average growth rate of approximately 160 board feet per acre per annum. The younger Plantations are growing at a rate that is expected to average at least 315 board feet per acre per annum to economic maturity in 50 to 60 years. This growth rate is based on calculated volumes at the time of maturity. The Company has achieved higher growth rates on the Plantations by planting seedlings which are able to begin growing immediately (as compared to the slower natural regeneration process) by eliminating competing non-timber growth from the Timberlands and by applying modern forestry practices to assist the growth of the timber. Management does take action to enhance the growth rate in the natural stands as well. For example, selective harvesting in the slower growing natural stands opens up the timber stand allowing for more vigorous growth of the remaining trees. When it is no longer possible to maintain acceptable growth rates in these stands they will be harvested entirely and converted to faster growing plantations.

Harvest Plans

      The Company strives to manage all of its Timberlands, including the Plantations, in an economically prudent and environmentally sensitive manner in order to maximize their value over time. Integral to this management process are the Company's long-term harvest plans. The Company prepares its harvest plans annually based on analyses of the size and age class distribution of the Timberlands and the economic maturity of each harvest tract. The factors the Company considers in determining its long-term harvest plans include, among other things, current and expected market conditions, competition, customer requirements, the age, size and species distribution of the Company's timber, assumptions about timber growth rates which are improving over time as a result of technological, biological and genetic advances that improve forest management practices, expected acquisitions and dispositions, access to the Timberlands, availability of contractors, sales contracts and environmental and regulatory constraints. The Company's harvest plans reflect the Company's expectations for each year's harvest, including the sites to be harvested, the manner of harvesting such sites, the volume of each species to be harvested, the prices expected to be received for the Company's timber, the amount of stumpage sales, logging and other costs, thinning operations and other relevant information. The Company has the flexibility to update its harvest plans during the year to take into consideration changes in these factors. The Company harvested from log, stumpage and timber deed sales 139 MMBF in 1997 and 145 MMBF in 1998 and plans to harvest, or commit to harvest, approximately 202 MMBF in 1999. The Company also sold through property sales, 42 MMBF in 1997 and 27 MMBF in 1998 and intends to sell approximately 12 MMBF in 1999. Under the current harvest plans, the Company intends to harvest its current Timberlands aggressively over approximately the next ten years after which time the harvest level is expected to decline to a level which the Company considers to be more sustainable over the long term. The Company believes these harvest plans can be achieved; however, since harvest plans are based on certain assumptions, many of which are beyond the Company's control, there can be no assurance that the Company will be able to harvest the volumes projected in its harvest plans. While the Company's debt obligations place certain limitations on the harvest plans, the Company believes that it has sufficient flexibility to permit modifications in response to fluctuations in the market for logs and lumber and the other factors described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." If the Company's current harvest plans are pursued unaltered for the next ten years, if it consummates the land sales contemplated by its strategic plan and if its other strategic assumptions prove to be accurate, the Company expects that its timber inventory would decline by the end of 2009 and that its more valuable species of timber would decline as a percentage of its total timber inventory by such date. The Company expects that its inventory would remain relatively stable thereafter. Long term harvest plans, growth rates and forest inventory levels will be reviewed during 1999 and 2000. Such harvest plans, land sales and other strategic assumptions do not take into account any acquisition that the Company may consummate during such period.

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

Sales and Markets

      Once a block of timberland is ready to be harvested, the Company solicits offers from its customers for delivery of logs. After a price and volume have been agreed to among the parties, the Company either (i) contracts a third party to harvest the acreage and deliver to a roadside site on the Timberlands, where a contracted trucking company picks up the logs and delivers them to the customer, or (ii) sells the timber on a stumpage basis where the customer arranges to harvest and deliver the logs. When the Company sells timber on a stumpage basis, depending on the length of the contract, it may either receive payment in full upon the execution of the contract, or may receive a portion of the payment upon execution of the contract and the balance of payment when the timber is cut. In a stumpage sale, the Company generally retains the risk of loss on the timber until such time as it has been harvested by the buyer. The Company also sells timber to customers pursuant to timber deeds. In a timber deed sale, the Company receives a portion of the payment for the timber at the time of execution of the contract and the balance of payment at various intervals throughout the duration of the contract, and the risk of loss on the timber covered by the contract passes immediately to the buyer, regardless of when the buyer harvests the timber. The Company currently sells its sawlogs or stumpage directly to unaffiliated wood products manufacturers and sells its chips to unaffiliated pulp mills or hardboard plants. The percentage of logs which are sold as sawlogs/stumpage or pulp logs is dependent upon, among other things, the species mix and quality of the inventory harvested and the market dynamics affecting the region. Most of the timber on the Timberlands is softwood which, due to its long fiber, strength, flexibility and other characteristics, is generally preferred over hardwood for construction lumber and plywood. Once processed, sawlogs are suitable for use as structural grade lumber, appearance grade boards, plywood and laminated veneer and can also be manufactured for such end uses as window trim, molding and door jambs. Sawlogs and stumpage sales accounted for approximately 78.0% and 89.2% of the Company's revenues in 1997 and 1998, respectively. Timber deeds and timber and timberland sales accounted for approximately 19.8% and 8.8% the Company's revenues for 1997 and 1998.

      Chips, which can be used to make hardboard or pulp, accounted for approximately 1.9% and 1.7% of the Company's revenues in 1997 and 1998, respectively. The market price of chips has historically been volatile, rising and falling with the price of pulp. Sales of seedlings accounted for the remaining 0.3% of the Company's revenues in 1997 and 1998.

      The Company's customers include numerous unaffiliated operators of conversion facilities. Since its acquisition of the Klamath Falls Timberlands in August 1996, the Company has sold logs and chips from such timberlands to 24 different customers. Concurrent with the Weyerhaeuser Acquisition, USTK arranged for Collins, a privately owned forest products company located within the Klamath Falls Timberlands, to purchase Weyerhaeuser's Klamath Falls mill facilities. At such time, the Company entered into the Collins Supply Agreement, a 10-year log supply agreement with Collins providing for purchase by the plywood mill and delivery by the Company of a minimum of 34 MMBF of logs each year at market prices. The Collins Supply Agreement is extendable by Collins for two additional five-year terms. In 1997, timber sales to Collins, Crown Pacific Partners and Boise Cascade Corporation accounted for approximately 23%, 21% and 15%, and in 1998, Crown Pacific Partners, Boise Cascade Corporation, Collins and Thomas Lumber Company accounted for approximately 27%, 18%, 17% and 16% respectively, of the Company's revenue. Collins made its purchases pursuant to the Collins Supply Agreement, while the other purchases were made pursuant to short-term arrangements. Although the loss of one or more of such customers or other significant customers could have a material adverse effect on the Company's results of operations, the Company believes that the capacity for processing wood fiber in the Company's markets currently exceeds the supply and that, therefore, such customers could readily be replaced. Prior to the Company's acquisition of the Ochoco Timberlands, virtually all of the logs sold from such timberlands were sold to Ochoco's own facilities. Since the Ochoco Acquisition in July 1997, all of the sales from the Ochoco Timberlands have been and will be made to unaffiliated customers. There are currently more than 50 primary conversion facilities located within a 150-mile radius of the Company's Timberlands.

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

      The Company believes that it competes successfully in the timber business for the following reasons: (i) the Company has substantial holdings of timber properties which include approximately 2.1 BBF of merchantable, good quality timber, approximately 178,000 acres of plantation timberland and a full-scale seed orchard and nursery operation located in a region where conversion facilities have been experiencing shortages in the supply of wood fiber; (ii) the Company focuses on owning timberlands rather than operating conversion facilities, which minimizes the Company's cost structure and capital expenditures, allows the Company to seek the most favorable markets for its timber rather than being committed to supply its own facilities, and ensures that the Company will not compete with its customers; (iii) the Company's lean operating structure allows it to efficiently manage its Timberlands, and should enable it to acquire additional timberlands without commensurate increases in overhead; and (iv) the Company's computerized geographic information system ("GIS") enables the Company to evaluate the optimal timing and patterns of the harvest of its Timberlands and evaluate and integrate acquisitions of additional timberlands.

Resource Management

Timber Resource Management

      All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company. The Company's operations involve intensive timber management and harvesting operations, which include road construction and reforestation, as well as wildlife and watershed management, all of which are carefully monitored using the Company's GIS. See "Geographic Information System." The Company employs a number of traditional and recently developed harvesting techniques on its lands based on site-specific characteristics and other considerations. Due to the topography of the Timberlands, over 95% of the Timberlands can be harvested using lower-cost mechanical methods as opposed to higher-cost cable systems.

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

      The Company's policy is to ensure that every acre harvested is reforested in order to enhance the long-term value of its timberlands. Based on the geographic and climatic conditions of a given harvest site, harvested areas may be regenerated naturally, by leaving mature trees to reseed the area, or replanted with seedlings. Natural regeneration methods are widely used on approximately 70% of the Company's harvested land. Approximately 28% of the Timberlands acreage currently consist of Plantations. The Company expects to convert approximately 3,000 to 6,000 acres of natural stands to Plantations annually. During 1998, the Company planted approximately 2.2 million seedlings. The Company uses genetically improved seedlings (representing approximately 90% to 95% of seedlings planted) to grow trees with desirable traits such as superior growth characteristics, good form and disease resistance, resulting in greater wood volume over a rotation than that generated by naturally regenerated seedlings. The seedlings are grown in the Company's nursery, which uses seeds from the Company's seed orchard, which was established by Weyerhauser in 1973. Such seeds are generated by trees that are created by grafting selected superior genetic stock to mature root stock.

Geographic Information System

      The GIS is a computer software program that the Company acquired from Weyerhaeuser as part of the Klamath Falls Acquisition. The GIS data, which has been compiled over a period of at least five years, includes detailed topographical field maps for every stand within the Timberlands including data for the Ochoco Timberlands, setting forth the characteristics, including age, species, size and other characteristics for the timber growing on each such stand. Using the data in the GIS, the Company can use a computer model to "grow" the timber over time, enabling it to generate long-term harvest plans and to update its inventory annually. To maintain the integrity of the data in the GIS, the Company performs a detailed ground survey of the remaining timber inventory on a tract after each harvest and updates the data in the GIS for that tract. With the aid of the GIS, the Company is able to actively manage the Timberlands, track its inventory and develop site-specific harvest plans on multiple scales, adding additional layers of detail, such as the location of roadways or wildlife nesting areas, as required. The GIS also permits the Company to analyze the impact that new legislation may have on its timberlands by inputting the proposed constraints imposed by such legislation in light of the particular field characteristics of its Timberlands. The GIS will also be used to evaluate potential acquisition opportunities.

      Although GIS systems are generally available for purchase, many of the Company's competitors do not utilize GIS systems, mainly due to the relatively high initial cost and to the length of time necessary to collect sufficient data to optimize the use of the GIS. Thus, the Company believes the GIS gives it an advantage over its competitors.

Land Sales

      In 1998, the Company sold approximately 15,300 acres from the Klamath Falls Timberlands. The Company expects to sell additional timberland parcels in the future.

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

      Based on the latest survey available to the Company, there were approximately 80 bald eagle sites on the Klamath Falls Timberlands. The Company observes harvesting restrictions around the eagle sites.

      In addition, the Company conducts surveys to determine the presence of northern spotted owls. The surveys have been conducted every year in order to
(i) meet the regulatory requirements for timber harvest and other management activities, (ii) monitor existing sites and determine the current status of such sites, (iii) determine if areas identified as containing suitable habitat are supporting owls and (iv) investigate other spotted owl or other species sightings. The most recent of such surveys was completed in July 1997, and identified approximately 27 northern spotted owl sites affecting the Klamath Falls Timberlands, three of which are located on the Klamath Falls Timberlands.

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

Timberlands

      The operation of the Timberlands is subject to specialized statutes and regulations in the State of Oregon, which has enacted laws which regulate forestry operations, including the Forest Practices Act, which addresses many growing, harvesting and processing activities on forest lands. Among other requirements, these laws restrict the size and spacing of harvest units, and impose certain reforestation obligations on the owners of forest lands. The State of Oregon requires a company to provide prior notification before beginning harvesting activity. The Forest Practices Act and other state laws and regulations control timber slash burning, operations during fire hazard periods, logging activities affecting or utilizing water courses or in proximity to certain ocean and inland shore lines, water anti-degradation and certain grading and road construction activities. The Company believes it is in substantial compliance with these regulations.

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

Employees

      As of March 15, 1999, the Company had 30 salaried employees, including employees of the General Partner that manage the business of the Company. The employees of the Timberlands are not unionized, and the Company believes that its employee relations are good. All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company.

Item 2. Properties

Timber Inventory

      The Company currently owns and manages approximately 615,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland containing total merchantable timber volume estimated as of January 1, 1999 to be approximately 2.1 BBF in Oregon east of the Cascade Range. The Timberlands include substantial holdings of merchantable, good-quality timber. A merchantable tree is a tree of sufficient size that will produce a sound log 16 feet in length and at least 4.6 inches in diameter, inside bark, at the small end. The Company's merchantable timber inventory consists of premium species of softwood, consisting of Ponderosa Pine and Douglas fir, species which have historically commanded premium prices over other softwood species, as well as Lodgepole Pine, White Fir and other species. The Company believes that the Timberlands are suitable and adequate for current operations.

      The Timberlands have stands of varying sizes and ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 178,000 acres of the 615,000 acre total consist of actively managed pine Plantations with stands ranging in age from one to 37 years. The Plantations are stocked with high quality Ponderosa Pine (approximately 77%) and Lodgepole Pine (approximately 23%). Because the timber on the Plantations is generally not yet considered merchantable, volumes of timber on the Plantations are not included in the Company's estimated merchantable timber volume. However, initial thinning of the Plantation stands, including the thinning of commercial quantities of merchantable timber, is expected to begin within the next five years. See "The Timberlands--Harvest Plans."

Merchantable Timber Inventory by Species

      The Company maintains data regarding the estimated merchantable timber inventory by species within the Timberlands. All volumes are based on information developed by Company personnel. As of January 1, 1999, the total timber inventory amounted to 2.1 BBF. The Company's combined timber inventory by MMBF and percentage is Ponderosa Pine (931.3 (45%)), Lodgepole Pine (399.6 (19%)), White Fir (409.6 (20%)), Douglas fir (282.3 (14%)) and other species (65.5 (2%)). Other species include Cedar, Sugar Pine, Western Larch and Grand Fir.

Size and Species Distribution of Merchantable Timber

      The Company's Timberlands are well diversified, not only by species mix but also by size distribution. Timber on the Timberlands generally reaches merchantable size between 40 and 50 years in natural stands and between 25 and 35 years in the Plantations. The Company maintains data as to the estimated volume distribution of merchantable timber on the Timberlands by species and by diameter at breast-height ("DBH"). As of January 1, 1999, approximately 562 MMBF, or 27%, of the merchantable timber had a DBH of 16 or more inches.

Acreage Distribution by Age Class on Plantations

      The Company also maintains data as to the acreage distribution of timber on the Plantations by age class. As of January 1, 1999, the Plantations totaled 178,000 acres. Of the total acreage, 63,300 acres range from 1 to 15 years of age, 109,800 acres range from 16 to 25 years of age, and 4,900 acres are 26 years of age or older.

Item 3. Legal Proceedings

      There is no pending litigation and, to the knowledge of the Company, there is no threatened litigation, the unfavorable resolution of which could have a material adverse effect on the business or financial condition of Company.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the Company's Unitholders during the fourth quarter of 1998.

                                     PART II

Item 5. Market for Registrant's Common Units and Related Security Holder Matters

      The Common Units are listed and traded on the Nasdaq National Market ("Nasdaq") under the symbol "TIMBZ." The Common Units began trading on November 14, 1997, at an initial public offering price of $21.00 per Common Unit. As of March 15, 1999, there were approximately 158 record holders of the Company's Common Units and four record holders of the Company's Subordinated Units. There is no established public trading market for the Company's Subordinated Units.

      The following table sets forth the high and low sales prices for the Common Units on Nasdaq:

                                                       Common Unit Price Range
                                                       -----------------------
                                                         High           Low
                                                       -----------------------
November 14 to December 31, 1997 ...................    $ 22.75       $ 20.00
First Quarter 1998 .................................      21.50         20.31
Second Quarter 1998 ................................      21.875        18.00
Third Quarter 1998 .................................      19.50         14.875
Fourth Quarter 1998 ................................      18.25         13.00
First Quarter 1999 .................................      14.50(1)      11.75(1)

----------

      (1) First Quarter 1999 high/low is through March 15, 1999

      The last reported sale price of the Common Units on Nasdaq on March 15, 1999 was 12.563 per Common Unit.

Cash Distributions

      The Company made its first cash distribution on the Common Units and the Subordinated Units on May 15, 1998, of $0.73, representing the sum of $0.50, the Minimum Quarterly Distribution for the first quarter of 1998, plus $0.23, the pro rata portion of the Minimum Quarterly Distribution for the period from November 19, 1997 through December 31, 1997. The Company made the Minimum Quarterly Distributions of $.50 per Unit for the second, third and fourth quarters of 1998 on August 14, 1998, November 13, 1998 and February 12, 1999, respectively.

Cash Distribution Policy

General

      The Company currently expects to distribute 98% of its Available Cash (defined below) within 45 days after the end of each quarter to Unitholders of record and 2% to the General Partner. During a specified period that will not end earlier than December 31, 2002 (the "Subordination Period"), distributions of Available Cash on Subordinated Units are subordinated to the rights of holders of the Common Units to receive $0.50 per Common Unit per quarter, plus any arrearages in the Minimum Quarterly Distribution.

      Available Cash as defined in the Partnership Agreement generally means, with respect to any quarter of the Company, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the reasonable discretion of the General Partner to (i) provide for the proper conduct of the Company's business, (ii) comply with applicable law or any Company debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partner in respect of any one or more of the next four quarters.

      Cash distributions will be characterized as distributions from either Operating Surplus or Capital Surplus. This distinction affects the amounts distributed to Unitholders relative to the General Partner, and under certain circumstances it determines whether holders of Subordinated Units receive any distributions.

      Operating Surplus, as defined in the Partnership Agreement, refers generally to (i) the cash balance of the Company on the date the Company commences operations, plus $15.0 million, plus all cash receipts of the Company from its operations since the closing of the Transactions, less (ii) all Company operating expenses, debt service payments (including reserves therefor but not including payments required in connection with the sale of assets or any refinancing with the proceeds of new indebtedness or an equity offering), maintenance capital expenditures and reserves established for future Company operations, in each case since the closing of the Transactions.

      Capital Surplus as also defined in the Partnership Agreement will generally be generated only by borrowings (other than for working capital purposes), sales of debt and equity securities and sales or other dispositions of assets for cash (other than inventory, accounts receivable and other assets all as disposed of in the ordinary course of business and up to $50.0 million of land sales).

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

Distributions from Operating Surplus during Subordination Period

      The Subordination Period will generally continue until the first day of any quarter beginning after December 31, 2002 in respect of which (i) distributions of Available Cash from Operating Surplus on the Common Units and the Subordinated Units with respect to each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the Common Units and Subordinated Units during such periods, (ii) the Adjusted Operating Surplus generated during each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units that were outstanding during such period on a fully-diluted basis and the related distribution on the general partner interest in the Company and the managing member interest in the Operating Company, and (iii) there are no outstanding Common Unit Arrearages.

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

Item 6.  Selected Financial Data

-----------------------------------------------------------------------------------------------------------
                                             U.S. Timberlands(1)                       Predecessor(1)
-----------------------------------------------------------------------------------------------------------
                                                               August 30,    January 1,
                                                              1996 through    through
                                                              December 31,   August 29,
                                         1998       1997          1996          1996       1995       1994
-----------------------------------------------------------------------------------------------------------
CASH FLOWS AND OTHER DATA
   (IN MILLIONS):
Modified EBITDDA(7) ................   $  44.2    $  53.3       $  (1.4)      $   3.6    $  12.5    $  11.5
Additions to timber, timberlands and
   logging roads(3) ................       0.3      111.4         283.5           0.0        0.2        0.0
Cash flow from (used in) operating
 activities ........................      17.5       28.5          (3.0)          5.5       11.8       13.2
Cash flow from (used in) investing
 activities ........................       0.4     (103.8)       (291.5)         (0.5)      (1.9)      (2.0
Cash flow from (used in) financing
 activities ........................     (23.7)      69.3         311.0          (5.1)     (10.0)     (11.2)

OPERATING STATEMENT DATA
 (IN MILLIONS EXCEPT PER
UNIT AMOUNTS)
Revenues(2)(3) .....................      71.3       77.3          14.0          15.6       31.7       32.3
Depreciation, depletion and road
amortization(2)(3) .................      21.0       17.3           3.3           0.9        1.5        1.5
Cost of timber and property sales
   (2)(3) ..........................       5.9        8.7            --            --         --         --
Operating income (loss)(2)(3) ......      16.3       27.3          (4.8)          2.7       11.1       10.1
Income (loss) before extraordinary
   items(4) ........................      (6.4)      (1.4)        (13.0)          2.7       11.6        9.9
Extraordinary items, losses on
   extinguishment of debt(5) .......        --        9.3            --            --         --         --
Income (loss) before general partner
   and minority interest ...........      (6.4)     (10.7)        (13.0)          2.7       11.6        9.9

PER UNIT DATA(6):
Basic income (loss) before
   extraordinary items per unit:
   Common ..........................      (.49)      3.05            --            --         --         --
   Subordinated ....................      (.49)     (1.01)        (3.04)           --         --         --
Diluted loss before extraordinary
items per unit .....................      (.49)     (0.28)        (3.04)           --         --         --
Basic net loss per unit:
   Common ..........................      (.49)     (0.86)           --            --         --         --
   Subordinated ....................      (.49)     (2.30)        (3.04)           --         --         --
Diluted net loss per unit ..........      (.49)     (2.04)        (3.04)           --         --         --

BALANCE SHEET DATA (AT
    PERIOD END, IN MILLIONS):
Working capital ....................       1.4        1.8          21.5           0.5        1.3        0.2
Total assets(3) ....................     350.7      385.2         310.2          27.8       30.9       29.8
Long-term debt(8) ..................     225.0      225.0         305.0            --         --         --
Equity (deficit)(9) ................     116.9      145.6          (2.9)         27.8       29.2       27.7

OPERATING DATA (UNAUDITED):
Log, stumpage and timber deed sales
   volumes (MMBF)(2)(3) ............     144.5      138.9          30.2          32.8       63.8       68.3
Property sale volume (MMBF)(2) .....      26.6       41.5            --            --         --         --
-----------------------------------------------------------------------------------------------------------

(1) Due to the Weyerhaeuser Acquisition on August 30, 1996, the financial and operating data after August 30, 1996 are not comparable to financial and operating data of the Predecessor. See discussion of the Company and the Predecessor's basis of presentation in Note A of the Notes to Financial Statements. Also, See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) Revenues in 1998 consist of $63.6 million of log and stumpage sales, $6.3 million of timber and property sales and $1.4 million of by-products and other sales. Revenues in 1997 consist of $60.4 million of log and stumpage sales, $15.2 million of timber and property sales and $1.7 million of by-products and other sales. Revenues prior to 1997 consist primarily of log sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) See August 1996 acquisition of the Klamath Falls Timberlands and July 1997 acquisition of the Ochoco Timberlands in Note C of the Notes to Financial Statements.
(4) See effect of interest expense and amortization of deferred financing fees and debt guarantee fees in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(5) See effect of debt extinguishment in Note E of the Notes to Financial Statements.
(6) No per unit information is presented for periods ended August 29, 1996 and December 31, 1995 and 1994 as the Predecessor had a different ownership structure and any per unit information would not be relevant or meaningful to the user of the selected financial data. See discussion of per unit information in Note B of the Notes to Financial Statements.
(7) Modified EBITDDA is defined as operating income plus depreciation, depletion, and road amortization and cost of timber and property sales. Modified EBITDA should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. Modified EBITDDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Company's ability to make the Minimum Quarterly Distribution. In addition, Modified EBITDDA does not necessarily represent funds available for management's discretionary use as it is calculated prior to debt service obligations and capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(8) See discussion of long-term debt at Note E of the Notes to Financial Statements.
(9) See discussion of the Company and the Predecessor's equity (deficit) in Note A of the Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      Certain information contained in this report may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes that expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Forward-looking information is subject to certain risks, trends and uncertainties that could cause actual result s to differ materially from those projected. Such risks, trends and uncertainties include the highly cyclical nature of the forest products industry, general economic conditions, competition, price conditions or trends for the Company's products, the possibility that timber supply could increase if governmental, environmental or endangered species policies change, and limitations on the Company's ability to harvest its timber due to adverse natural conditions or increased governmental restrictions. The results of the Company's operations and its ability to pay quarterly distributions to its Unitholders depend upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for logs, seasonality, government regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products. These and other risks are described in the Company's other reports and registration statements, which are available from the United States Securities and Exchange Commission.

General

      The basis of presentation of the Company's financial statements is described in Note A to the consolidated financial statements. The comparability of the financial results of the Company and the Predecessor is primarily affected by (i) increased revenues resulting from increased harvest levels on the Klamath Falls Timberlands, (ii) revenues realized from harvesting on the Ochoco Timberlands acquired by the Company in July 1997, (iii) increased depletion charges resulting from the step-up in asset values of the Timberlands,
(iv) reduced per MBF logging and hauling costs resulting from the use of independent contractors rather than Company employees to conduct silvicultural activities and the harvesting and delivery of logs due to lower hourly wage rates, the elimination of compensation payments during seasonal down time and the reduction in associated capital costs and (v) a different customer base, as a majority of the Predecessor's sales were to an affiliated customer at internally established transfer prices whereas all of the Company's sales are to unaffiliated conversion facilities at market based prices (although whether the transfer prices or market-based prices were higher changed from time to time).

Supply and Demand Factors

      The Company's results of operations are affected by various factors, many of which are beyond its control, including general industry conditions, domestic and international prices and supply and demand for logs, lumber and other wood products, seasonality and competition from other domestic and international supplying regions and substitute products.

Supply

      The supply of logs available for purchase has been most affected in recent years by significant reductions in timber harvested from public timberlands, principally as a result of efforts to preserve the habitat of certain endangered species, as well as a change in the emphasis of government policy toward habitat preservation, conservation and recreation and away from timber management. Since the early 1970s, environmental and other similar concerns and governmental policies have substantially reduced the volume of timber under contract to be harvested from public lands. The pace of regulatory activity accelerated in the late 1980s. The resulting supply decrease caused prices for logs to increase significantly, reaching peak levels during 1993. Although prices have declined from these record levels, current prices still exceed pre-1993 levels. The low supply of timber from public lands, which is expected to continue for the foreseeable future, has benefitted private timber holders such as the Company through higher stumpage and log prices.

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

Current Market Conditions

      Low mortgage interest rates have created favorable conditions for new home construction, home repair and remodeling, and industrial and other construction, which has strengthened the demand for the Company's logs and timber. However, as the result of weak log markets in Asia, the supply of logs has increased on the West Coast. Combined with the continued heavy importing of lumber from Canada, this has put downward pressure on prices for the Company's logs and timber during most of 1998.

      The key lumber price indicators for Ponderosa Pine dropped 26% from mid-1997 to the end of 1997. Ponderosa Pine indicators for 1998 remained at historically low levels and continued to decline throughout the year for a 7% reduction. Lodgepole Pine prices experienced a decline of 5% in 1998. Douglas Fir prices were consistently lower in 1998 from 1997 levels, with an average year-to-year reduction of 16%. In contrast, prices for White Fir were generally higher in 1998 than in 1997 by 14%, with significant increases in the second half of 1998. Strong demand for panel products manufactured from this species persisted through the second half and the Company benefitted from the demand by shifting more production to White Fir logs to improve the overall mix.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      The following table sets forth sales volume for each of 1997 and 1998 from the sale of logs, stumpage and timber deeds by thousand board feet and price per thousand board feet and the sales of property.

                         Sales Volume (MBF)        Price Realization (MBF)
                         -------------             ------------------
                                         Timber                       Timber    Property
Period               Logs    Stumpage    Deeds    Logs     Stumpage   Deeds     Sales (000s)
------               ----    --------    -----    ----     --------   -----     ------------
    1998
Year ended 12/31     93,557    50,894        --   $ 420     $   479        --   $ 6,276
4th Quarter          24,299    23,787        --     396         441        --        --
3rd Quarter          29,017    22,617        --     431         511        --        --
2nd Quarter          23,832     2,506        --     432         570        --     6,276
1st Quarter          16,409     1,984        --     418         447        --        --

    1997
Year ended 12/31     97,749    30,189    11,045   $ 446     $   556   $   315   $11,760
4th Quarter          27,415    17,830        --     487         576        --    11,760
3rd Quarter          25,867    10,056        --     436         569        --        --
2nd Quarter          23,094     2,303        --     441         350        --        --
1st Quarter          21,373        --    11,045     413          --       315        --

      Revenues. Revenues were $71.3 million in 1998, a decrease of $6.0 million or 8% from revenues of $77.3 million in 1997. This decrease was primarily attributable to a $9.0 million reduction in timber and property sales, a $4.3 million reduction in log sales and a $0.2 million reduction in by-products and other revenues, partially offset by a $7.6 million increase in revenues from stumpage sales. To meet its working capital requirements, the Company harvested and sold logs and stumpage in 1998 at rates in excess of both 1997 levels and the General Partner's estimate of the long-term sustainable annual harvest level for its current timberlands of approximately 110,000 MBF per year.

      Revenue from planned timber and property sales decreased to $6.2 million in 1998 from $15.2 million during 1997, representing a $9.0 million or 59% reduction. The significant reduction was due to a decrease in the volume contained in the 1998 timber and property sales of 26,600 MBF as compared to 52,600 MBF in 1997.

      Log sales for 1998 were $39.3 million on volumes of 93,600 MBF, compared to log sales of $43.6 million on volumes of 97,700 MBF in 1997. The average log sales price per MBF for 1998 was $420 compared to an average log sales price per MBF of $446 for 1997, a 6% reduction, reflecting weaker markets, primarily for Ponderosa Pine logs.

      Stumpage sales for 1998 were $24.4 million on volumes of 50,900 MBF, compared with stumpage sales of $16.8 million on volumes of 30,200 MBF in 1997. The average stumpage sales price per MBF for 1998 was $479 compared to an average stumpage sales price per MBF of $556 for 1997, a 14% reduction. The decrease in average stumpage sales prices from 1997 to 1998 was primarily due to a reduction in the grade of timber harvested from the Ochoco Timberlands.

      In addition, the Company entered into six stumpage contracts in 1998 for an aggregate estimated revenue of $5.5 million and 16,700 MBF. It is expected that such timber will be removed, and revenue recognized, during 1999, under such contracts.

      Operating Costs. Results for 1998 reflect a full year's ownership of the Ochoco Timberlands whereas 1997 results include such ownership from the date of acquisition on July 15, 1997. Operating costs were $55.0 million in 1998, an increase of $4.9 million or 10% over operating costs of $50.1 million in 1997. This increase was the result of a $4.6 million increase in Depletion, Depreciation and Road Amortization ("DD&A") expense and a $4.2 million increase in selling, general and administrative expenses partially offset by a $2.8 million decrease in cost of timber and property sales and a $1.1 million decrease in cost of products sold.

      DD&A expense was $21.9 million in 1998, a $4.6 million or 27% increase over DD&A expense of $17.3 million in 1997. This increase was primarily attributable to a net increase in log and stumpage sales volumes and an increase in the Company's depletion rate per MBF, which resulted from the Ochoco Timberlands acquisition in July 1997.

      Selling, general and administrative expenses were $10.5 million for 1998, an increase of $4.2 million or 67% over comparable expenses of $6.3 million in 1997. The increase in selling, general and administrative expenses was primarily attributable to one-time expenses of $1.7 million related to severance costs and the repurchase of member interests in the General Partner that were incurred in the first and fourth quarters of 1998, combined with increased costs associated with operating as a publicly traded company, and implementing the Company's strategy to pursue accretive acquisitions of timberland.

      The reduction in the cost basis of the timber and property sales between 1998 and 1997 is due to the reduced volume contained in the 1998 sale as compared to the 1997 sales, as previously mentioned.

      Cost of products sold was $16.7 million for 1998 as compared to $17.8 million for 1997, a $1.1 million or 6% reduction. The decrease in cost of products sold was the result of a $0.6 million decrease in logging costs, a $0.3 million decrease in wood fiber processing costs and a $0.2 million decrease in silviculture expenses.

      Interest Expense. Interest expense for 1998 was $22.2 million as compared to $25.3 million for 1997, representing a $3.1 million or 12% reduction. 1998 interest expense was incurred primarily on the $225.0 million of Notes issued in the November 1997 Public Note Offering. 1997 interest expense related primarily to $215.0 million of term debt and $90.0 million of revolving debt incurred in connection with the Weyerhaeuser Acquisition on August

30, 1996 and $110.0 million of incremental debt incurred in connection with the Ochoco Acquisition on July 15, 1997. The reduction in interest expense is primarily attributable to the use of a substantial portion of the proceeds from the Company's Initial Offering completed on November 19, 1997, to retire outstanding debt.

      Amortization of Deferred Financing Fees and Debt Guarantee Fees. The company deferred $6.7 million of fees incurred in connection with the issuance of the Notes. These fees will be amortized over the term of the Notes, which are due in November 2007. The amortization of these fees during 1998 was $0.7 million. During 1997 the Company recognized $4.2 million of expense related to debt guarantee fees and amortization of deferred financing fees.

      Interest Income. Interest income for 1998 was $0.5 million, a decrease of $1.0 million or 67% from interest income for 1997 of $1.5 million. The reduction in interest income is primarily attributable to the reduction in the cash and cash equivalents available in 1998 compared to 1997.

      Other expense, net. Other expense, net was $0.3 million for 1998 compared to $0.6 million for 1997, representing a reduction of $0.3 million or 50%.

      Extraordinary Items. During 1997 the Company refinanced certain long-term borrowings resulting in extraordinary losses on extinguishment of debt of $9.3 million due to the write-off of existing unamortized deferred financing fees and other related fees.

      Cash Flow From Operations. During 1998, cash flow from operations decreased $11.0 million or 39% primarily as a result of decreased proceeds from timber and property sales, an increase in selling, general and administrative expenses and a decrease of advance payments on stumpage sales contracts.

Partners' Capital

      During 1998 the limited partner interest in the Company declined $28.5 million from $144.2 million to $115.7 million. This decline is the result of the limited partner's share of the Company's net loss and distributions to Unitholders during 1998, which were $6.3 million and $22.2 million, respectively. The General Partner interest in the Company also declined during 1998 reflecting its share of the Company's net loss and distributions for 1998. The Company currently expects to continue to incur operating losses and make distributions to its Unitholders. As a result, the Company anticipates that partners' capital will continue to decline.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      The results of operations for the year ended December 31, 1996 are based on combining the periods of January 1, 1996 through August 29, 1996 (the period prior to the Weyerhaeuser Acquisition) and August 30, 1996 through December 31, 1996 both as shown in the historical financial statements appearing elsewhere in this Annual Report. The principal effect of the Weyerhaeuser Acquisition in 1996 was an increase in depletion, depreciation and road amortization expense (due to a higher cost basis for the Company's timber, timberlands and logging roads) and interest expense (due to borrowings to finance the Weyerhaeuser Acquisition).

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

      The increase in cost of products sold was primarily the result of a $4.3 million increase in logging costs and a $0.3 million increase in severance taxes. Partially offsetting these increases were a $1.2 million decrease in wood fiber processing costs and a $1.0 million decrease in outside log purchases. Logging costs and severance taxes increased primarily as a result of a 55% increase in the level of merchantable grade logs harvested and sold, partially offset by a 14% decrease in the Company's logging cost per MBF. The decrease in the Company's logging cost per MBF was primarily the result of the Company's changing from a mix of internal logging crews and outside contractors during the first eight months of 1996 to the use of outside contractors for all its logging operations during the last four months of 1996 and in 1997. Wood fiber processing costs decreased by 58% as a result of a 14% decrease in the volume of fiber processed and sold as chips and a write-down to fiber log inventories during 1996, resulting from a decline in chip prices during the period. During 1997, the Company had timber and property sales with a combined cost basis of $8.7 million. No sales of tracts of timber or property were made during 1996.

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

      Other Expense, Net. Other expense, net changed from approximately zero in 1996 to $0.6 million in 1997. Other expense, net in 1997 primarily represents a $0.6 million charge related to an unrealized loss on an unhedged financial instrument as of December 31, 1997.

      Extraordinary Items. The Company refinanced certain long-term borrowings during 1997 resulting in extraordinary losses on extinguishment of debt of $9.3 million due to the write-off of existing unamortized deferred financing fees and other related fees.

Liquidity and Capital Resources

      Effective November 19, 1997, the Company completed its Initial Offering of 8,577,487 Common Units (including Common Units issued upon the exercise by the underwriter's of their over-allotment option in December 1997). Net proceeds from the Initial Offering were $163.2 million. In addition, the Operating Company issued $225.0 million of Notes in the Public Notes Offering. The proceeds from the Initial Offering and the Public Notes Offering were primarily utilized to retire all outstanding borrowings under the revolving credit facility and $330.0 million of term debt. For purposes of this discussion, these transactions are hereafter referred to as the "Transactions." As of December 31, 1998, the Company has a cash balance of $4.8 million and $1.4 million of working capital.

      Operating Activities. Cash flows provided by operating activities in 1998 were $17.5 million, as compared to cash flows provided by operating activities of $28.5 million in 1997. The $11.0 million decrease in cash flows provided by operating activities was primarily due to a $9.0 million decrease in the proceeds from timber and property sales, $4.2 million increase in selling, general and administrative expenses and $4.1 million decrease of advance deposits on stumpage sales contracts. The decrease in operating cash flows was partially offset by a substantial decrease in interest and debt guarantee fees in 1998 as compared to 1997, of $3.1 million and $3.5 million, respectively.

      Investing Activities. Cash flows provided by investing activities were $0.4 million in 1998, as compared to cash flows used by investing activities of $103.8 million during 1997. During 1998, a $1.1 million receivable from a customer was paid and $0.7 million was used in timber and road additions and orchard and nursery operations. During 1997, $110.9 million was used in the Ochoco Acquisition and a $10.0 million receivable from an affiliate was repaid.

      Financing Activities. Cash flows used in financing activities were $23.7 million in 1998, as compared to cash flows provided by financing activities of $69.3 million during 1997. During 1998, the Company paid $22.7 million in distributions to unitholders and minority interest and paid $1.0 million to an affiliate for redemption of a certain member's interest. During 1997, the Company refinanced $175.0 million of long-term debt incurred in connection with the Weyerhaeuser Acquisition and incurred an additional $110.0 million of long-term debt in connection with the Ochoco Acquisition. The Company incurred $6.0 million of deferred financing fees in connection with the refinancing of long-term debt and the incurrence of financing for the Ochoco Acquisition. In addition, the Company distributed $1.2 million to a member related to his 1997 estimated tax liability. The Company received $163.2 million in net proceeds from the Initial Offering and $218.3 million in proceeds, net of financing fees related to the issuance of the Notes.

Notes

      On November 14, 1997, the Operating Company issued $225.0 million aggregate principal amount of Notes (the "Notes") representing unsecured general obligations of the Operating Company which bear interest at 9 5/8% per annum, payable semiannually in arrears on May 15 and November 15. The Notes mature on November 15, 2007 unless previously redeemed. The Notes will not require any mandatory redemption or sinking fund payments prior to maturity and are redeemable at the option of the Operating Company in whole or in part, on or after November 15, 2002 at predetermined redemption prices plus accrued interest to the redemption date. In addition, at any time on or prior to November 15, 2000, the Operating Company, at its option, may redeem the Notes with the net cash proceeds of a Common Units offering or other equity interests of the Company, at 109.625% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least 65% of the principal amount of the Notes originally issued remain outstanding immediately following such redemption. Upon the occurrence of certain events constituting a "change of control" (as defined in the Indenture), the Company must offer to purchase the Notes, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

      The indenture governing the Notes (the "Indenture") contains various affirmative and restrictive covenants applicable to the Operating Company and its subsidiaries, including limitations on the ability of the Operating Company and its subsidiaries to, among other things, (i) incur additional indebtedness (other than certain permitted indebtedness) unless the Operating Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 2.25 to 1.00, and (ii) make distributions to the Company, make investments (other than permitted investments) in any person, create liens, engage in transactions with affiliates, suffer to exist any restrictions on the ability of a subsidiary to make distributions or repay indebtedness to the Company, engage in sale and leaseback transactions, enter into a merger, consolidation or sale of all or substantially all of its assets, sell assets or harvest timber in excess of certain limitations (which limitations are similar to those for the Bank Credit Facility) or engage in a different line of business. Under the Indenture, the Operating Company will be permitted to make cash distributions to the Company so long as no default or event of default exists or would exist upon making such distribution (a) if the Operating Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 1.75 to 1.00, in an amount, in any quarter, equal to Available Cash (as defined in the Indenture) for the immediately preceding fiscal quarter or (b) if the Operating Company's Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.75 to 1.00, in an aggregate amount after the closing of this offering not to exceed (i) $7.5 million less the aggregate of all restricted payments made under this clause (b)(i) during the immediately preceding 16 fiscal quarters (or shorter period, if applicable, beginning on the issue date of the Notes), plus (ii) the net proceeds of certain capital contributions (including the sale of Units) received by the Company. The Company was in compliance with these covenants at December 31, 1998 and 1997.

Bank Credit Facility

      Simultaneously with the Closing of the Initial Offering, the Company obtained the Bank Credit Facility, which consists of the $75.0 million Acquisition Facility and the $25.0 million Working Capital Facility. As of December 31, 1998, there were no outstanding borrowings under the Bank Credit Facility. The Bank Credit Facility bears interest at the lower of the Bank's prime rate plus a margin of 2.0% (9.75% at December 31, 1998) or LIBOR plus a margin of 2.5% (7.6% at December 31, 1998). The Working Capital Facility expires on November 19, 2000 and all amounts borrowed thereunder shall then be due and payable. At November 19, 2000, the Company may elect to amortize any outstanding loans under the Acquisition Facility in sixteen equal quarterly installments beginning one quarter after the conversion to a term loan, subject to certain provisions contained in the agreement governing the Bank Credit Facility. As of December 31, 1998, the Company was not in compliance with certain covenants of the Bank Credit Facility. On February 11, 1999, the required majority of the banks comprising the lending group waived such noncompliance. In exchange for the waiver, the Company agreed that future borrowings in excess of $2.0 million will require the consent of a majority of the lending group members. On April 6, 1999, the Company advised the Agent Bank that, as of March 31, 1999, the Company may be in violation of the Minimum Asset Value to Funded Debt covenant (the "MAVFD Covenant") contained in the Credit Agreement, which is based upon values set by the California State Board of Equalization ("SBE"). The Banks have agreed to modify the MAVFD Covenant, effective March 31, 1999, to provide that the asset value shall be based upon the fair market value of the Company's Merchantable Timber as set forth in the Company's Annual Timber Report, which Management believes more accurately reflects the value of the Company's properties. As modified, the Company is in compliance with such covenant. In connection with the modification, the Company agreed to terminate the Working Capital loan agreement as of June 30, 1999 and to terminate the Acquisition Facility, effective April 6, 1999. As of March 31, 1999, there was $1.3 million outstanding under the Working Capital Facility. The Company is currently is in discussions with several of the banks to continue the Working Capital Facility, and one of them has agreed to act as agent bank. In the interim, an affiliate of the General Partner has agreed to make available to the Company, from time to time, loans of up to $12.0 million with terms and covenants substantially consistent with the current Bank Credit Facility. In addition, the Company's plan is to engage investment banks to assist it in raising money for acquisitions.

      The Bank Credit Facility contains various affirmative and restrictive covenants applicable to the Operating Company, including limitations on the ability of the Operating Company to, among other things, (i) incur certain additional indebtedness, (ii) incur any liens other than (a) liens on accounts receivable and inventory to secure indebtedness under a refinancing facility for the Working Capital Facility and (b) liens for purchase money financing of acquired assets up to an aggregate $10.0 million, (iii) sell assets or harvest timber in excess of certain limitations (which limitations are similar to those under the Indenture) and (iv) make investments, engage in transactions with affiliates, and enter into a merger, consolidation or sale of assets. The Bank Credit Facility requires that the Operating Company maintain at all times the following financial ratios: (i) Minimum Pro Forma EBITDDA (as defined in the Bank Credit Facility) to Pro Forma Interest Expense (as defined in the Bank Credit Facility) (calculated on a four quarter rolling basis) of 2.25 to 1.0 through June 30, 1999 and increasing to 2.35 to 1.0 thereafter, (ii) Maximum Funded Debt (as defined in the Bank Credit Facility) to Pro Forma EBITDDA (as defined in the Bank Credit Facility) of not more than 4.75 to 1.0 (calculated on a four quarter rolling basis) through June 30, 1999, and reducing to 4.50 to 1.0 thereafter and (iii) Minimum Asset Value (as defined in the Bank Credit Facility) to Funded Debt Ratio (as defined in the Bank Credit Facility) of 175% measured on a quarterly basis based on quarter end numbers. Under Bank Credit Facility, the Company's average annual harvest volume over any period of four consecutive years cannot exceed 150 MMBF (as adjusted for timberland sales and purchases). The agreements also limit one-year harvest levels and average annual harvest levels for consecutive two and three year periods.

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

Capital Expenditures/Cash Distributions

      Capital expenditures in 1998 totaled $1.8 million. Capital expenditures incurred were mainly in the nature of land management/silvicultural expenses, miscellaneous equipment and computer hardware and software. Capital expenditures were financed through cash flow generated by operations. As the Company does not currently own and does not plan to own manufacturing facilities, and all logging is subcontracted to third parties, it is anticipated that capital expenditures in the future will not be material and will consist mainly of land management/silvicultural expenditures. It is not currently anticipated that the Company will either maintain log inventories, although small log inventories may be maintained for a short period of time, or incur material capital expenditures for machinery and equipment. The Company anticipates that capital expenditures will be approximately $1.5 million in 1999. Capital expenditures will consist primarily of capitalized silvicultural costs and miscellaneous equipment purchases.

      Cash required to meet the Company's quarterly cash distributions, and interest and principal payments on indebtedness will be significant. The General Partner expects that the debt service will be funded from current operations. The Company currently expects to make cash distributions from current funds and cash generated from operations. Given projected harvest levels, the long term sustainable harvest levels of the timberlands and the harvest restrictions in the Notes and Bank Credit Facility, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions at current levels may be adversely affected. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. However, there can be no assurance that prices will improve or that the Company will be able to take any of these actions.

Effects of Inflation

      Prices for the Company's stumpage and logs may be subject to sharp cyclical fluctuations due to market or other economic conditions, including the level of construction activity but generally do not directly follow inflationary trends. Costs of forest operations and general and administrative expenses generally reflect inflationary trends.

Year 2000 Compliance

      The Company is aware of the "Year 2000" issue associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The Year 2000 issue is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of a two-digit year value to 00. The issue is whether computer systems will properly recognize data sensitive information when the year changes to 2000. Systems that do not recognize such information could generate erroneous data or cause a system to fail.

      Since early 1998, the Company has been assessing its computer hardware and information systems needs and upgrading its systems as appropriate. In 1998 the Company completed the installation of several major hardware and software upgrades: general ledger, accounts payable, accounts receivable, log accounting and telecommunications. Along with this assessment and upgrade of its systems, the Company is also reviewing its systems and applications to ensure its computer and information systems will function properly at Year 2000. The Company anticipates completing this internal assessment by June 30, 1999. At this time, management of the Company believes that the specific cost of achieving Year 2000 compliance for its current systems will not have a material effect on the Company's consolidated financial statements.

      Like other companies, the Company relies on its customers for revenues and on its vendors for products and services of all kinds; these third parties all face the Year 2000 issue. An interruption in the ability of any of them to provide goods or services, or to pay for goods and services provided to them, or an interruption in the business operations of customers causing a decline in demand for services, could have a material adverse effect on the Company.

      In addition, there is a risk, the probability of which the Company is not in a position to estimate, that the Year 2000 will cause wholesale, perhaps prolonged, failures of electrical generation, banking, telecommunications or transportation systems in the United States or abroad, disrupting the general infrastructure of the economy. The effect of such disruptions on the Company could be material.

      The Company is in the process of identifying and surveying its key vendors and customers regarding their progress on the Year 2000 issue. The Company's efforts to determine the readiness of its key vendors and customers are expected to be ongoing through year-end 1999. However, because so many entities are exposed to the risk of failure not only of their own systems, but the systems of other entities, the ultimate effect of the Year 2000 issue is subject to a high degree of uncertainty.

      The Company believes that its preparations currently underway are adequate to access and manage the risks presented by the year 2000 issue, and does not have a formal contingency plan at this time.

      The statements in this section regarding the Year 2000 and the Company's responses to it are forward-looking statements. They are based on assumptions that the Company believes to be reasonable in light of its current knowledge and experience. A number of events could cause actual results to differ materially from those described in the forward-looking statements made on behalf of the Company.

SFAS No. 133

      In June 1998, the Financial Accounting Standards Board issued Statement of Financing Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 by January 1, 2000. The Company believes that adoption of this statement will not have a material impact on the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 8. Financial Statements

      The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On December 1, 1998, Arthur Andersen, LLP (the "Former Accountant") resigned as the Company's independent accountant. On January 4, 1999, the Registrant engaged Richard A. Eisner & Company, LLP ("Eisner") to audit its financial statements for the year ended December 31, 1998. The Company did not consult with Eisner during the Registrant's two most recent fiscal years and any subsequent interim period on any matter of the type described in Item 304(a)(2) of Regulation S-K.

      The Former Accountant's report on the Company's financial statements for either of the past two years did not contain any adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

      In connection with the Former Accountant's audit of the Company's financial statements for its fiscal year ended December 31, 1996, a period prior to the time that the Company was a Reporting Company, the Former Accountant advised the Company of certain material weaknesses in the Company's system of internal controls over cash. As a result of such weaknesses, the Former Accountant expanded the scope of its audit procedures related to the Company's cash disbursements in order to issue an opinion on the Company's year end 1996 Financial Statements. The control weaknesses were addressed to the Former Accountant's satisfaction.

      In addition, in connection with the audit of the Company's Financial Statements for its fiscal year ended December 31, 1996, there was an accounting principle disagreement regarding the classification of a payment to a related party prior to year end and the repayment of such amount after year end and an audit scope disagreement regarding the need to confirm with the Company's lender if the payment and repayment would result in a loan being classified as current. Each of the foregoing disagreements were resolved to the Former Accountant's satisfaction.

      Each of the matters described above was communicated to the Company's audit committee on May 30, 1997.

      The Company has authorized the Former Accountant to respond fully to the inquiries of any successor accountant concerning the subject matter of each of the matters described in the two preceding paragraphs.

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

      In January 1999, the General Partner appointed William A. Wyman and Alan
B. Abramson, two members of the Board of Directors who are neither officers, employees or security holders of the General Partner nor directors, officers, or employees of any affiliate of the General Partner, to serve on the Conflicts Committee. The Conflicts Committee has the authority to review specific matters as to which the Board of Directors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Company. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to the Company, approved by all partners of the Company and not a breach by the General Partner or its Board of Directors of any duties they may owe the Company or the Unitholders. The Board of Directors also has an audit committee (the "Audit Committee") composed of the two independent directors as well as Robert F. Wright and George R. Hornig, which reviews the external financial reporting of the Company, recommends engagement of the Company's independent public accountants and reviews the Company's procedures for internal auditing and the adequacy of the Company's internal accounting controls. The Board of Directors also has a compensation committee (the "Compensation Committee"), consisting of five directors, including the two independent directors, which determines the compensation of the officers of the General Partner and administers its employee benefit plans. In addition, the Board of Directors has a Long-Term Incentive Plan Committee (the "LTIP Committee"), which consists of four directors, including the two independent directors, which acts with respect to the Company's Long-Term Incentive Plan.

Directors, Executive Officers and Key Employees of the General Partner

      The following table sets forth certain information with respect to the members of the Board of Directors of the General Partner, its executive officers and certain key employees. Executive officers and directors are elected for one-year terms.

        Name            Age                Position with General Partner
        ----            ---                -----------------------------

John M. Rudey           55       Chairman, Chief Executive Office, President and
                                 Director(1)

Aubrey L. Cole          75       Director(2)

George R. Hornig        44       Director(3)

William A. Wyman        60       Director(4)

Alan B. Abramson        53       Director(5)

Robert F. Wright        73       Director(6)

Glenn A. Zane           59       Acting Senior Vice President and Director of
                                 Operations

Greg G. Byrne           38       Vice President and Chief Financial Officer

Martin Lugus            58       Vice President, Timberland Operations

Jeffrey B. Groom        30       Corporate Controller, Western Operations

Walter L. Barnes        56       Assistant Vice President, Harvesting

Robert A. Broadhead     47       Assistant Vice President, Marketing

Kurt A. Muller          40       Assistant Vice President, Planning

Christopher J. Sokol    49       Assistant Vice President, Forestry

----------

      (1) Member of the Executive (Chairman), Nominating (Chairman), Finance and Compensation (Chairman) Committees.
      (2)   Member of the Compensation and LTIP Committees.
      (3)   Member of the Executive, Audit, Finance and Compensation Committees.
      (4)   Member of the Audit, Conflicts, Compensation and LTIP Committees.
      (5)   Member of the Audit, Conflicts, Compensation and LTIP Committees.
      (6) Member of the Nominating, Audit (Chairman) and LTIP (Chairman) Committees.

      John M. Rudey serves as Chairman, Chief Executive Officer, President and as a Director of the General Partner. Since 1992, Mr. Rudey has served as Chief Executive Officer of Garrin Properties Holdings, Inc., a private investment company that manages and advises investment portfolios principally concentrated in the timber and forest products industries and in real estate.

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

      George R. Hornig serves as a Director of the General Partner. Since 1993, Mr. Hornig has been an Executive Vice President of Deutsche Bank Americas Holdings, Inc. (the United States arm of Deutsche Bank, a German banking concern) and affiliated predecessor entities. From 1991 to 1993, Mr. Hornig was the President and Chief Operating Officer of Dubin & Swieca Holdings, Inc., an investment management business. From 1988 to 1991, Mr. Hornig was a co-founder, Managing Director and Chief Operating Officer of Wasserstein Perella & Co., Inc. (a mergers and acquisitions investment bank). From 1983 to 1988, Mr. Hornig was an investment banker in the Mergers and Acquisitions Group of The First Boston Corporation. Prior to 1983, Mr. Hornig was an attorney with Skadden, Arps, Slate, Meagher & Flom. Mr. Hornig is also a director of SL Industries, Inc. and Forrester Research, Inc.

      William A. Wyman serves as a Director of the General Partner, having been elected to the Board in January, 1999. Mr. Wyman is a former President of the Management Consulting Group of Booz, Allen & Hamilton. Mr. Wyman joined Booz Allen in 1965, where, until 1984, he counseled a variety of service, natural resources and management manufacturing companies on projects concerning strategic profit improvement and management organization. Mr. Wyman has served as a director of Donaldson, Lufkin & Jenrette, Belvedere Reinsurance, and SS&C Technologies.

      Alan B. Abramson serves as a Director of the General Partner, having been elected to the Board in January, 1999. Mr. Abramson is the President of Abramson Brothers Incorporated, a real-estate management and investment firm, where he has been employed since 1972. He serves as a Director of Datascope, Inc., a medical technology company.

      Robert F. Wright serves as a Director of the General Partner. Since 1988, Mr. Wright has served as President and Chief Executive Officer of Robert F. Wright Associates, Inc., a firm making strategic investments and providing business consulting services. Previously, Mr. Wright spent 40 years, 28 years as a partner, at Arthur Andersen & Co. Mr. Wright holds a B.A. from Michigan State University and an M.B.A. from New York University. Mr. Wright is a director of the following companies: Hanover Direct Inc. (a catalog marketer), Reliance Standard Life Insurance Co. and affiliates (life insurance companies), The Navigators Group Inc. (a property insurance company), Rose Technology Group Limited (a Canadian professional engineering company), Deotexas Inc. (a development stage company), Universal American Financial Corp. (an insurance company), Quadlogic Controls Corp. (a meter manufacturer) and G.V.A. Williams Real Estate Co., Inc. (a real estate company).

      Glenn A. Zane became Acting Senior Vice President and Director of Operations in January 1999. Since 1975, Mr. Zane has been a principal of Mason, Bruce & Girard, a forestry consulting firm.

      Greg G. Byrne became Vice President and Chief Financial Officer of the General Partner in January, 1999. From 1996 to 1999, Mr. Byrne was Chief Financial Officer of P&M Cedar Products, a California-based producer of specialty wood products. From 1993 to 1996, Mr. Byrne was Vice President of Finance and Strategic Planning for the Fibreboard Wood Products Company. Prior to 1996, Mr. Byrne was an Audit Manager with Coopers & Lybrand.

      Martin Lugus serves as Vice President - Timberland Operations of the General Partner, responsible for all land management and operations on fee lands. Mr. Lugus was employed by Weyerhaeuser for 28 years, during which time he served as Forestry Manager from 1981 to 1991 and Timberlands Manager from 1991 to 1996.

      Jeffrey B. Groom was appointed Corporate Controller-Western Operations in January 1999. Prior to joining the Company in 1997, Mr. Groom was a financial analyst with Fort James Corporation from 1996 until 1997. From 1994 until 1996 he was controller of Ochoco Lumber Company; and from 1991 until 1994 was an accountant with Arthur Andersen, LLP.

Key Employees

      Walter L. Barnes serves as Assistant Vice President - Harvesting of the General Partner, responsible for all solid wood logging and fiber operations. From 1993-1996, prior to joining the General Partner, Mr. Barnes acted as the Operations Harvest Manager for Weyerhaeuser. Mr. Barnes was employed by Weyerhaeuser for 28 years and has extensive experience managing different harvesting systems on both the East and West sides of the Cascade Range.

      Robert A. Broadhead serves as Assistant Vice President - Marketing of the General Partner, responsible for all log and stumpage sales transactions. Mr. Broadhead was employed by Weyerhaeuser for 20 years and gained additional experience in investing and planning while serving as Planning Manager from 1981 to 1994.

      Kurt A. Muller serves as Assistant Vice President - Planning of the General Partner, responsible for all harvest planning, as well as operating and developing the inventory and GIS systems. From 1982 to 1989, Mr. Muller was President of Woodland Consulting Services, Inc., during which time he gained additional experience in contracting forestry operations and forest land management as District Forester. Mr. Muller was employed by Weyerhaeuser for eight years.

      Christopher J. Sokol serves as Assistant Vice President - Forestry of the General Partner, responsible for forestry operations, environmental relationships, harvest prescriptions and nursery/orchard operations. Prior to joining the General Partner in 1996, Mr. Sokol was employed by Weyerhaeuser for 22 years and gained additional experience in forest regeneration and timber sales while serving as District Forester from 1982 to 1991 and as Forestry Manager thereafter.

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

      Based on its review of the copies of such forms received by it, or written representations regarding ownership of the Company's securities, the Company believes that during the fiscal year 1998, all filings required were properly made.

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

      The following table sets forth annual salary, bonus and all other compensation awards and payouts earned by the General Partner's Chief Executive Officer and those executive officers who earned in excess of $100,000 (the "Named Executive Officers") for services rendered during the fiscal year ended December 31, 1998:

                           Summary Compensation Table

                                                                           Long Term
                                      Annual Compensation                 Compensation
                                      -------------------                    Awards
                                                                             ------
                                                                           Securities
                                Fiscal                                     Underlying       All Other
Name and Principal Position      Year    Salary($)   Bonus($)   Other    Options/SARs(#)   Compensation
---------------------------      ----    ---------   --------   ------   ---------------   ------------
John M. Rudey(1)                 1998      300,000    150,000       --      107,218(7)               --
 Chairman and
 Chief Executive Officer

Allen E. Symington(2)(5)(6)      1998      249,167    130,000       --      107,218(8)               --
  President and
  Chief Financial Officer

Robert E.L. Michie(3)(5)(6)      1998      163,782     87,000   10,500       64,332(8)               --
  Vice President - Operations

John C. McDowell(4)(5)(6)        1998      138,958     72,500    9,328       34,310(8)               --
  Vice President - Finance
and Controller

Martin Lugus                     1998      101,521     24,625    3,767       64,331(7)               --
 Vice President - Timberland
Operations

----------

      (1) Mr. Rudey served as Chairman of the Board of Directors during 1998. Effective January 1, 1999, Mr. Rudey assumed the additional title of President.
      (2)   Mr. Symington's employment was terminated effective January 1, 1999.
      (3)   Mr. Michie's employment was terminated effective January 1, 1999.
      (4)   Mr. McDowell's employment was terminated effective January 1, 1999.
      (5) Pursuant to their respective employment agreements, Messrs. Symington, Michie and McDowell each received one year's salary as severance upon their termination.
      (6) Excludes severance payments made in January 1999. See, "Repurchase of Certain Members' Interest; Severance Payments."
      (7)   Options granted in 1997 were repriced on December 14, 1998.

      (8) Options were granted on January 5 or 12, 1998, repriced on December 14, 1998 and expired on January 1, 1999 as a result of his termination as an officer of the Company.

Long-Term Incentive Plan

      The General Partner has adopted the U.S. Timberlands Company, L.P. Amended and Restated 1997 Long-Term Incentive Plan (the "Long-Term Incentive Plan") for key employees and directors of the General Partner and its affiliates. The summary of the Long-Term Incentive Plan contained herein does not purport to be complete and is qualified in its entirety by reference to the Long-Term Incentive Plan, which is filed as an exhibit to the Company's Form S-1 Registration Statement. The Long-Term Incentive Plan consists of two components, a unit option plan (the "Unit Option Plan") and a restricted unit plan (the "Restricted Unit Plan"). The Long-Term Incentive Plan currently permits the grant of Unit Options and Restricted Units covering an aggregate of 857,748 Common Units.

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

      The following table sets forth certain information with respect to Unit Options granted to the named executive officers during the fiscal year 1998:

              Long-Term Incentive Plans--Awards in Last Fiscal Year

                                                           Performance or Other
                                                         Period Until Maturation
                  Name          Number of Unit Options        or Payout (3)

John M. Rudey ...............         107,218(1)                2 years

Allen E. Symington ..........         107,218(2)                2 years

Robert E. L. Michie .........          64,332(2)                2 years

John C. McDowell ............          34,310(2)                2 years

Martin Lugus.................          64,331(1)                2 years

----------

      (1)   Options granted in 1997 were repriced on December 14, 1998.

      (2) These Unit Options granted to Messrs. Symington, Michie and McDowell in January 1998 were repriced on December 14, 1998 and expired unexercised on January 1, 1999 as a result of their termination.
      (3) The Unit Options become exercisable automatically upon, and in the same proportion as, the conversion of the Subordinated Units to Common Units, which date shall be no earlier than December 31, 2000.

      The following table sets forth certain information with respect to option grants to the named executive officers during fiscal 1998:

                     Options/SAR Grants in Last Fiscal Year

                                                                                     Potential Realizable Value
                       Number of        % of Total                                     at Assumed Annual Rates
                      Securities       Options/SARs                                     of Stock Appreciation
                      Underlying          Granted        Exercise or                     for Option Term(4)
                     Options/SARs      to Employees      Base Price    Expiration        ---------------
Name                    Granted     during Fiscal Year   ($/Sh)(3)        Date           5%               10%
----                    -------     ------------------   ------           ----           --               ---
                                                                                >
John M. Rudey         107,218(1)                14.2%       14.750      11/19/07        994,983       2,520,695

Allen E. Symington    107,218(2)                14.2%       14.750      1/5/08(2)       994,983       2,520,695

Robert E.L. Michie     64,332(2)                 8.5%       14.750      1/12/08(2)      597,001       1,512,445

John C. McDowell       34,310(2)                 4.5%       14.750      1/5/08(2)       318,397         806,628

Martin Lugus           64,331(1)                 8.5%       14.750      11/19/07        596,992       1,512,422

----------

      (1)   Options granted in 1997 were repriced on December 14, 1998.
      (2) The Unit Options granted to Messrs. Symington, Michie and McDowell expired unexercised as a result of their termination.
      (3) The Unit Options become exercisable automatically upon, and in the same proportion as, the conversion of the Subordinated Units to Common Units, which date shall be no earlier than December 31, 2000.
      (4) A ten year period (the maximum length of the Unit Option term) was used for compounding purposes in the above calculations.

      The following table sets forth certain information with respect to the aggregate number and value of options at the fiscal year-end 1998:

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                       Fiscal Year Ended Option/SAR Values

                                                          Number of Securities
                                                         Underlying/Unexercised          Value of Unexercised
                                                             Option/SARs at          In-the-Money Options/SARs at
                                                           December 31, 1998              December 31, 1998
                                                           -----------------              -----------------
                     Shares Acquired
                       on Exercise     Value Realized   Exercisable  Unexercisable   Exercisable    Unexercisable
                       -----------     --------------   -----------  -------------   -----------    -------------
John M. Rudey                --         $     --            --          107,218      $      --          N/A(2)

Allen E. Symington           --         $     --            --          107,218(1)   $      --          N/A(2)

Robert E.L. Michie           --         $     --            --           64,332(1)   $      --          N/A(2)

John C. McDowell             --         $     --            --           34,310(1)   $      --          N/A(2)

Martin Lugus                 --         $     --            --           64,331      $      --          N/A(2)

----------

      (1) The Unit Options granted to Messrs. Symington, Michie and McDowell expired unexercised as a result of their termination.
      (2) At the close of trading on December 31, 1998, the market value of the Common Units was $13.375 per common unit. Since the Units Options, once exercisable, would be exercisable at $14.750 per unit, the in-the-money computation is inapplicable.

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

Employment Agreements

      The General Partner has entered into an employment agreement with Mr. Rudey (the "Executive"). The agreement has a term expiring on December 31, 2002, and includes confidentiality and noncompete provisions.

      The agreement provides for an annual base salary of $450,000, subject to such increases as the Board of Directors of the General Partner may authorize from time to time. In addition, the Executive is eligible to receive an annual cash bonus to be determined by the Compensation Committee not to exceed 100% of his base salary. The Executive will be entitled to participate in such other benefit plans and programs as the General Partner may provide for its employees in general.

      The agreement provides that in the event the Executive's employment is terminated without "Cause" (as defined in the Employment Agreements) or if the Executive terminates his employment for "Good Reason" (as defined below), such individual will be entitled to receive a severance payment in an amount equal to his base salary for the remainder of the employment term under the Employment Agreement or 12 months, whichever is less, plus a prorated bonus for the year of such termination calculated based on the bonus being equal to 100% of base salary. In the event of termination due to death or disability, the Executive will be entitled to accrued salary and benefits up to the date of the termination. In the event the individual's employment is terminated for "Cause," he will receive accrued salary and benefits up to the date of termination.

      Good Reason is defined in the agreement generally as: (i) failure of the General Partner's members to elect or re-elect the Executive to the Board of Directors, (ii) failure of the General Partner to vest in the Executive the position, duties and responsibilities contemplated by his Employment Agreement,
(iii) failure of the General Partner to pay any portion of the Executive's compensation, (iv) any material breach by the General Partner of any material provision of the Employment Agreement and (v) a material reduction in the individual's duties, responsibilities or status upon a "change of control" as defined in the Employment Agreement. "Cause" is defined generally as: (i) any felony conviction, (ii) any material breach by the Executive of a material written agreement between the Executive and the Company, (iii) any breach caused by the Executive of the Partnership Agreement, (iv) any willful misconduct by the Executive materially injurious to the Company, (v) any willful failure by the Executive to comply with any material policies, procedures or directives of the Board of Directors of the General Partner or (vi) any fraud, misappropriation of funds, embezzlement or other similar acts of misconduct with respect to the Company.

      The Company had similar agreements with Messrs. Symington, Michie and McDowell, each of whose employment was terminated effective January 1, 1999.

Committee Interlocks and Insider Participation in Compensation Decisions

      The Compensation Committee of the General Partner is composed of Messrs. Rudey, Abramson, Wyman, Hornig and Cole. Mr. Rudey also serves as Chairman of the General Partner.

Performance Table

      The table below compares the total return of the Common Units of the Company (TIMBZ) from November 1997 through February 1999 with the Wilshire 5000 Index (WFKX) and a portfolio (TIMBER) consisting of Boise Cascade Corporation, Plum Creek Timber Co., LP and Crown Pacific Partners, LP.

                                 TIMBZ       WFKX      TIMBER

                       Feb-99    71.7288   123.4470    93.9306
                       Jan-99    76.5107   128.2460    94.4472
                       Dec-98    70.5745   123.7920    93.3271
                       Nov-98    78.4894   116.4920    96.2398
                       Oct-98    93.6596   109.7320    95.9207
                       Sep-98    89.8106   102.2350    91.1188
                       Aug-98    78.2635    96.0982    83.0294
                       Jul-98    93.6597   113.9770    93.3651
                       Jun-98    94.5963   116.6390   102.2340
                       May-98    99.9036   112.8170   103.2819
                       Apr-98   102.4100   116.0480   110.3357
                       Mar-98   102.4100   114.7910   106.6437
                       Feb-98   101.5060   109.4510   105.7293
                       Jan-98   102.1080   102.1700   103.0213
                       Dec-97   101.0090   101.7040    94.7896
                       Nov-97   100.0000   100.0000   100.0000

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the beneficial ownership of Units held by beneficial owners of five percent or more of the Units, by directors and executive officers of the General Partner and by all directors and executive officers of the General Partner as a group as of February 28, 1999.

                                                                                   Percentage of
                                                    Percentage of   Subordinated    Subordinated   Percentage of
                                     Common Units   Common Units       Units           Units        Total Units
                                     Beneficially   Beneficially    Beneficially    Beneficially   Beneficially
    Name of Beneficial Owners           Owned           Owned          Owned           Owned           Owned
    -------------------------           -----           -----          -----           -----           -----
Rudey Timber Company, LLC(1)           306,550          3.6%         2,894,157         67.6%           24.9%

U.S. Timberlands Management
    Company, LLC(2)                         --           --          1,244,565         29.1             9.7%

U.S. Timberlands Holdings, LLC(3)           --           --          2,894,157         67.6            22.5%

John M. Rudey(4)                       409,750          4.8%         4,138,722         96.7            35.4%

Greg Byrne(5)                               --           --                 --           --              --

George R. Hornig(6)(11)                     --           --             48,160          1.1               *

Robert F. Wright(7)(11)                     --           --                 --           --              --

Aubrey L. Cole(8)(11)                       --           --                 --           --              --

Alan B. Abramson(9)                         --           --                 --           --              --

William Wyman(10)                           --           --                 --           --              --

All Directors and Executive Officer
 as a Group(7 Persons)                 409,750          4.8%         4,186,882         97.8            35.8%

----------

* Less than 1% of class.

      (1) Current address is 625 Madison Avenue, Suite 10-B, New York, New York 10022. Includes all 2,894,157 of the Subordinated Units owned by Holdings. Rudey Timber Company, L.L.C. has a 99% member interest in Holdings.
      (2) Current address is 625 Madison Avenue, Suite 10-B, New York, New York 10022.
      (3) Current address is 625 Madison Avenue, Suite 10-B, New York, New York 10022.
      (4) Current address is 625 Madison Avenue, Suite 10-B, New York, New York 10022. Includes 1,244,565 Subordinated Units beneficially owned by Old Services and 2,894,157 Subordinated Units beneficially owned by Holdings. Mr. Rudey is attributed 100% beneficial ownership of all Subordinated Units owned by Old Services and Holdings through his interests therein and in Rudey Timber Company, L.L.C. Includes an aggregate of 390,850 Common Units owned by Rudey Timber Company, John Rudey's minor children, Garrin Properties Group and U.S. Timberlands Service Company, LLC, respectively. In addition Mr. Rudey owns a 78.75% interest in U.S. Timberlands Service Company, LLC, the Partnership's General Partner.
      (5) Current address is 625 Madison Avenue, Suite 10-B, New York, New York 10022.
      (6)   Current address is 1220 Park Avenue, New York, New York 10128.
      (7) Current address is 57 West 57th Street, Suite 704, New York, New York 10019.
      (8) Current address is 16825 Northchase Drive, Suite 800, Houston, Texas 77060.
      (9)   Current address is 501 Fifth Avenue, New York, NY.
      (10)  Current address is 4 North Balch Street, Hanover, NH 03755.
      (11) None of the Units owned by U.S. Timberlands Services, LLC, in which Messrs. Hornig, Wright and Cole owned 16.25%, 2.5% and 2.5%, respectively, are reported as beneficially owned by such person.

      All of the outstanding member interests in the General Partner are owned by management, directors and related persons and entities. The members of the General Partner are parties to an operating agreement, which, among other things, provides that the member interests of management and directors who retire, resign or otherwise terminate their relationship with the General Partner will be repurchased by the General Partner. In addition, each member other than affiliates of Mr. Rudey is provided certain "tag along" and "bring along" rights with respect to sales of member interests in the General Partner by Mr. Rudey's affiliates. See "Certain Relationships and Related Transactions--Repurchase of Certain Member Interests; Severance Payments."

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

Related Party Transactions

      During January 1999, Glenn A. Zane was appointed Acting Senior Vice President and Director of Operations for the Company. Throughout 1998, the Company paid approximately $183,000 to Mason, Bruce & Girard, of which Mr. Zane is a partner, for consulting services.

      Pursuant to an agreement dated as of July 29, 1997 between John J. Stephens, a Founding Director and the former President and Chief Executive Officer of the General Partner, and USTK, Old Services, Mr., Rudey and certain of his affiliates, Mr. Stephen's interest in Old Services was redeemed for 95,238 Subordinated Units upon the consummation of the Transactions and $1,000,000 paid in January 1998. Pursuant to an agreement dated as of July 29, 1997 between Mr. Hornig and USTK, Old Services, Mr. Rudey and certain of his affiliates, Mr. Hornig's interest in Old Services was redeemed upon the closing of the Transactions for 48,160 Subordinated Units.

Repurchase of Certain Member Interests; Severance Payments

      On January 5, 1998, the General Partner made certain changes in senior management. In connection therewith, Edward J. Kobacker, the former Executive Vice President and Chief Operating Officer and a former Director of the General Partner, became entitled to receive approximately $700,000 in severance payments pursuant to his employment agreement. In addition, pursuant to the terms of the General Partner's operating agreement, the member interests of each of Mr. Stephens, Mr. Kobacker and John H. Beuter, a former Director of the General Partner, were subject to repurchase at an aggregate price of $385,000 payable in three annual installments commencing February 1, 1998. The Company has reimbursed the General Partner for such repurchase payments.

      During January 1999, the Company paid $260,000, $175,000 and $145,000 to Messrs. Symington, Michie and McDowell, respectively, as severance under their employment agreements with the Company.

                                     PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

(a)(1) and (2) Financial Statements

      See "Index to Financial Statements" set forth on page F-1.

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

            +10.2 --Indenture among U.S. Timberlands Klamath Falls, L.L.C., U.S. Timberlands Finance Corp. and State Street Bank and Trust Company, as trustee

            +10.3 --Contribution, Conveyance and Assumption Agreement among U.S. Timberlands Company, L.P. and certain other parties

            *10.4 --Form of U.S. Timberlands Company, L.P. 1997 Long-Term Incentive Plan

            *10.5    Employment Agreement for Mr. Rudey

            **10.6   Employment Agreement for Mr. Symington

            **10.7   Employment Agreement for Mr. Michie

            **10.8   Employment Agreement for Mr. McDowell

            *10.9 --Supply Agreement between U.S. Timberlands Klamath Falls, L.L.C. and Collins Products LLC

          ***16      Letter from Arthur Andersen, LLP dated December 8, 1998.

             23.1 Consent of Richard A. Eisner & Company, LLP dated April 14, 1999.

             23.2    Consent of Arthur Andersen LLP dated April 14, 1999.

            *21.1 -- List of Subsidiaries

             27.1 -- Financial Data Schedule

----------

* Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed November 13, 1997.
+ Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed January 15, 1998.
** Incorporated by reference to the same numbered Exhibit to the Registrant's Annual Report on Form 10-K filed March 31, 1998.

*** Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K filed on December 8, 1998.

(b) Reports on Form 8-K

      On December 8, 1998, the Company filed a Form 8-K reporting the resignation, on December 1, 1998 of its former accountant.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15 day of April, 1999.

                                   U.S. TIMBERLANDS COMPANY, L.P.

                                   By: U.S. Timberlands Services Company, L.L.C.
                                       Its General Partner

                                   By: /s/ John M. Rudey
                                       -----------------------------------------
                                       John M. Rudey, Chairman, Chief Executive
                                         Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ John M. Rudey           Chairman, Chief Executive Officer,   April 15, 1999
-------------------------   President and Director (Principal
       John M. Rudey        Executive Officer)

/s/ Greg G. Byrne           Chief Financial Officer              April 15, 1999
-------------------------
       Greg G. Byrne

/s/ Jeffrey B. Groom        Corporate Controller -               April 15, 1999
-------------------------   Western Operations
     Jeffrey B. Groom       (Principal Accounting Officer)

/s/ Aubrey L. Cole          Director                             April 15, 1999
-------------------------
      Aubrey L. Cole

/s/ George R. Hornig        Director                             April 15, 1999
-------------------------
     George R. Hornig

/s/ Alan B. Abramson        Director                             April 15, 1999
-------------------------
     Alan B. Abramson

/s/ William A. Wyman        Director                             April 15, 1999
-------------------------
       William Wyman

/s/ Robert F. Wright        Director                             April 15, 1999
-------------------------
     Robert F. Wright

                 U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Contents

                                                                            Page
                                                                            ----

Consolidated Financial Statements

      Independent auditors' report                                           F-2

      Balance sheets as of December 31, 1998 and 1997                        F-3

      Statements of operations for the years ended December 31, 1998 and 1997, for the period from August 30, 1996 through
           December 31, 1996 (Company) and for the period from January
           1, 1996 through August 29, 1996 (Predecessor)                     F-4

      Statements of changes in partners' capital and members' deficit and Weyerhaeuser investment and advances for the years
           ended December 31, 1998 and 1997, for the period from
           August 30, 1996 through December 31, 1996 (Company) and for the period from January 1, 1996 through August 29, 1996
           (Predecessor)                                                     F-5

      Statements of cash flows for the years ended December 31, 1998 and 1997, for the period from August 30, 1996 through
           December 31, 1996 (Company) and for the period from January
           1, 1996 through August 29, 1996 (Predecessor)                     F-6

      Notes to financial statements                                          F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Partners of U.S. Timberlands Company, L.P.

We have audited the accompanying consolidated balance sheet of U.S. Timberlands Company, L.P. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of U.S. Timberlands Company, L.P. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

RICHARD A. EISNER & COMPANY, LLP.

New York, New York
January 27, 1999, except as to the
third and fourth paragraphs of Note E[2], the dates of which are February 16, 1999 and April 12, 1999, respectively

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
U.S. Timberlands Company, LP:

      We have audited the accompanying consolidated balance sheet of U.S. Timberlands, as described in Note 1, as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital and members' deficit, and cash flows for the year ended December 31, 1997 and the period from inception (August 30, 1996) through December 31, 1996. We have also audited the statements of operations, changes in Weyerhaeuser investment and advances and cash flows of the Predecessor for the period from January 1, 1996 through August 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Timberlands as of December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period from inception (August 30, 1996) through December 31, 1996, and the results of the Predecessor's operations and cash flows for the period from January 1, 1996 through August 29, 1996 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Portland, Oregon,
  January 23, 1998


                                      F-2a

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except unit information)

                                                              December 31,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                              $   4,824    $  10,625
  Accounts receivable, net of allowance for
     doubtful accounts of $200 and $100,
     respectively                                            1,527        2,526
  Other receivables                                          1,113          174
  Notes receivable                                           1,179        1,073
  Prepaid expenses                                             426          534
                                                         ---------    ---------

      Total current assets                                   9,069       14,932
                                                         ---------    ---------

Timber, timberlands and logging roads, net                 332,593      359,349
                                                         ---------    ---------

Seed orchard and nursery stock                               1,883        1,828
                                                         ---------    ---------

Property, plant and equipment, at cost:
  Equipment                                                    637          605
  Buildings and land improvements                              843          843
  Less accumulated depreciation                               (326)        (187)
                                                         ---------    ---------

      Property, plant and equipment, net                     1,154        1,261
                                                         ---------    ---------

Long-term notes receivable                                      --        1,171
                                                         ---------    ---------

Deferred financing fees, less accumulated
     amortization of $752 $77, respectively                  5,998        6,673
                                                         ---------    ---------

      Total assets                                       $ 350,697    $ 385,214
                                                         =========    =========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                                       $     733    $   1,404
  Accrued liabilities                                        4,405        4,697
  Deferred revenue                                           1,614        5,744
  Payable to affiliate                                          --        1,000
  Payable to general partner                                   914          252
                                                         ---------    ---------

      Total current liabilities                              7,666       13,097
                                                         ---------    ---------

Long-term debt                                             225,000      225,000
                                                         ---------    ---------

Minority interest                                            1,180        1,471
                                                         ---------    ---------

Partners' capital:
  General partner interest                                   1,180        1,471
  Limited partner interest (12,859,607 units
     issued and outstanding as of December 31,
     1998 and 1997)                                        115,671      144,175
                                                         ---------    ---------

                                                           116,851      145,646
                                                         ---------    ---------

      Total liabilities and partners' capital            $ 350,697    $ 385,214
                                                         =========    =========

See notes to financial statements

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per unit amounts)

                                           U.S. Timberlands Company, L.P. and
                                                      Subsidiaries              Predecessor(a)
                                           ----------------------------------   -------------
                                                                  August 30,      January 1,
                                               Year Ended            1996           1996
                                               December 31,        Through         Through
                                           --------------------  December 31,     August 29,
                                             1998        1997        1996           1996
                                           --------    --------  ------------   -------------
Revenues:
  Log and stumpage sales                   $ 63,636    $ 60,445    $ 13,590       $ 14,077
  Timber and property sales                   6,275      15,244          --             --
  By-products and other                       1,413       1,656         429          1,501
                                           --------    --------    --------       --------

                                             71,324      77,345      14,019         15,578
                                           --------    --------    --------       --------
Operating costs:
  Costs of products sold                     16,683      17,778       6,179          9,225
  Cost of timber and property sales           5,917       8,746          --             --
  Depreciation, depletion and road
    amortization                             21,938      17,303       3,323            927
  Selling, general and administrative
    expenses                                 10,462       6,250       9,284          2,730
                                           --------    --------    --------       --------

                                             55,000      50,077      18,786         12,882
                                           --------    --------    --------       --------

Operating income (loss)                      16,324      27,268      (4,767)         2,696

Interest expense                             22,183      25,321       7,316             --
Amortization of deferred financing fees
  and debt guarantee fees                       675       4,193       1,326             --
Interest income                                (460)     (1,452)       (409)            --
Other expense, net                              309         574          36              1
                                           --------    --------    --------       --------

Income (loss) before extraordinary items     (6,383)     (1,368)    (13,036)         2,695
Extraordinary items, losses on
  extinguishment of debt                         --      (9,337)         --             --
                                           --------    --------    --------       --------

Income (loss) before general partner and
  minority interest                          (6,383)    (10,705)    (13,036)      $  2,695
Minority interest                                64          --          --       ========
                                           --------    --------    --------

Net loss                                     (6,319)    (10,705)    (13,036)
General partner interest                         64         107         130
                                           --------    --------    --------

Net loss applicable to common and
  subordinated units                       $(6,255)    $(0,598)    $ (12,906)
                                           ========    ========    ========

Basic earnings (loss) per unit:
  Income (loss) before extraordinary
    items:
      Common                               $   (.49)   $   3.05    $     --
                                           ========    ========    ========
      Subordinated                         $   (.49)   $  (1.01)   $  (3.04)
                                           ========    ========    ========

  Extraordinary item:
      Common                               $     --    $  (3.92)   $     --
                                           ========    ========    ========
      Subordinated                         $     --    $  (1.29)   $     --
                                           ========    ========    ========

  Net loss:
      Common                               $   (.49)   $   (.86)   $     --
                                           ========    ========    ========
      Subordinated                         $   (.49)   $  (2.30)   $  (3.04)
                                           ========    ========    ========

Diluted loss per unit:
  Loss before extraordinary items          $   (.49)   $   (.28)   $  (3.04)
  Extraordinary items                            --       (1.76)         --
                                           --------    --------    --------

  Net loss                                 $   (.49)   $  (2.04)   $  (3.04)
                                           ========    ========    ========

(a) Due to the Weyerhauser Acquisition on August 30, 1996, the consolidated results of operations subsequent to that date are not comparable with the results of operations of the Predecessor.

See notes to financial statements

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Consolidated Statements of Changes in Partners' Capital and Members' Deficit and Weyerhaeuser Investment and Advances
(in thousands)

                                                     U.S.
                                                 Timberlands          U.S.
                                                  Management      Timberlands
                                                   Company,         Klamath            U.S. Timberlands
                                Predecessor         L.L.C.        Falls, L.L.C          Company, L.P.
                                -----------         ------        ------------          -------------
                                                                                  Partners        Partners'
                                Weyerhaeuser                                     Capital  -      Capital -         Members'
                                 Investment                                        General         Limited       Deficit and
                                    and            Members'        Member's        Partner         Partner         Partners'
                                  Advances         Deficit         Deficit         Interest        Interest        Capital
                                ------------     -----------      ------------   ----------      ----------      -----------
Balance, January 1, 1996          $  29,155
Net income for the period             2,695
Net distributions to
  Weyerhaeuser Company               (5,054)
Net asset transfer from
  Weyerhaeuser Company                1,043
                                  ---------

Balance, August 29, 1996          $  27,839
                                  =========
Members' contributions                            $     100       $  10,000                                       $  10,100
Net loss                                             (1,227)        (11,809)                                        (13,036)
                                                  ---------       ---------                                       ---------

Balance, December 31, 1996                           (1,127)         (1,809)                                         (2,936)
Members' distribution                                (1,191)             --                                          (1,191)
Initial partner contribution                                                                      $       1               1
Net loss January 1, 1997
  through November 18, 1997                          (2,009)         (7,424)                             --          (9,433)
Redemption of member's
  interest                                           (1,000)             --                              --          (1,000)
Assumption of Old Services
  and USTK's net
  liabilities by the MLP                              5,327           9,233       $    (148)        (14,521)           (109)
Issuance of partner
  interests                                              --              --           1,801         176,525         178,326
Equity issuance costs                                    --              --            (169)        (16,584)        (16,753)
Net loss November 19, 1997
  through December 31, 1997                              --              --             (13)         (1,246)         (1,259)
                                                  ---------       ---------       ---------       ---------       ---------

Balance, December 31, 1997                        $       0       $       0           1,471         144,175         145,646
                                                  =========       =========
Distributions to unitholders                                                           (227)        (22,249)        (22,476)
Net loss                                                                                (64)         (6,255)         (6,319)
                                                                                  ---------       ---------       ---------

Balance, December 31, 1998                                                        $   1,180       $ 115,671         116,851
                                                                                  =========       =========       =========

----------

Due to the Weyerhaeuser Acquisition on August 30, 1996, the consolidated statements of changes in partners' capital for the years ended December 31, 1998 and 1997 and the combined statement of changes in members' deficit for the period from August 30, 1996 through December 31, 1996 are not comparable to the statements of changes in Weyerhaeuser investment and advances of the Predecessor. See the accompanying notes for additional information.

See notes to financial statements

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

                                                  U.S. Timberlands Company, L.P. and
                                                             Subsidiaries                Predecessor
                                                 --------------------------------------  -----------
                                                                           August 30,    January 1,
                                                       Year Ended             1996         1996
                                                      December 31,          Through       Through
                                                 -----------------------   December 31,  August 29,
                                                     1998         1997        1996          1996
                                                 ----------    ---------   ------------  ----------
Cash flows from operating activities:
  Net income (loss)                               $  (6,319)   $ (10,705)   $ (13,036)   $   2,695
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Depreciation, depletion, amortization and
        cost of timber and property sold             27,855       26,775        3,549          927
      Write-off and amortization of deferred
        financing fees                                  675        9,148           --           --
      Other noncash items                               361          630           51            6
      Minority interest                                 (64)          --           --           --
      Changes in assets and liabilities:
        Receivables                                     999       (1,006)      (1,694)         699
        Interest receivable from affiliate               --          121         (121)          --
        Inventories                                      --           78          921        1,348
        Other receivables                              (939)          --           --           --
        Prepaid expenses                                108          146         (680)         371
        Accounts payable                               (671)         515          889         (292)
        Accrued liabilities                            (653)      (3,171)       7,137         (242)
        Deferred revenue                             (4,130)       5,744           --           --
        Payable to general partner                      257          252           --           --
                                                  ---------    ---------    ---------    ---------

          Net cash provided by (used in)
            operating activities                     17,479       28,527       (2,984)       5,512
                                                  ---------    ---------    ---------    ---------

Cash flows from investing activities:
  Acquisition of Weyerhaeuser timberlands                --           --     (283,464)          --
  Receivable from affiliate                              --       10,000      (10,000)          --
  Purchase of property, plant and equipment             (32)        (319)        (212)          (6)
  Decrease (increase) in note receivable              1,065       (2,244)          --           --
  Proceeds from sales of property, plant and
    equipment                                            --          400        2,374           --
  Acquisition of Ochoco Timberlands                      --     (110,873)          --           --
  Timber and road additions                            (347)        (534)         (12)         (26)
  Capitalized seed orchard and nursery costs           (263)        (240)        (136)        (427)
                                                  ---------    ---------    ---------    ---------

          Net cash provided by (used in)
            investing activities                        423     (103,810)    (291,450)        (459)
                                                  ---------    ---------    ---------    ---------

Cash flows from financing activities:
  Weyerhaeuser investment and advances, net              --           --           --       (5,054)
  Members' contributions                                 --           --       10,100           --
  Partner contributions                                  --            1           --           --
  Member's distribution                                  --       (1,191)          --           --
  Distributions to unitholders                      (22,476)          --           --           --
  Distributions to minority interest                   (227)          --           --           --
  Deferred financing fees                                --      (12,720)      (4,053)          --
  Long-term borrowings                                   --      510,000      305,000           --
  Repayment of long-term borrowings                      --     (590,000)          --           --
  Common units offering costs                            --      (16,922)          --           --
  Common units offering proceeds                         --      180,127           --           --
  Payment to affiliate                               (1,000)          --           --           --
                                                  ---------    ---------    ---------    ---------

         Net cash provided by (used in)
           financing activities                     (23,703)      69,295      311,047       (5,054)
                                                  ---------    ---------    ---------    ---------

Net (decrease) increase in cash and cash
  equivalents                                        (5,801)      (5,988)      16,613           (1)
Cash and cash equivalents, beginning of period       10,625       16,613           --            1
                                                  ---------    ---------    ---------    ---------

Cash and cash equivalents, end of period          $   4,824    $  10,625    $  16,613    $      --
                                                  =========    =========    =========    =========

Supplemental cash flow information:
  Cash paid for interest                          $  21,418    $  28,083    $   2,062    $      --

Noncash activities:
  Net asset transfers from Weyerhaeuser
    Company, principally property, plant
    and equipment                                 $      --    $      --    $      --    $   1,043
  Redemption of member's interest in old
    services                                      $      --    $   1,000    $      --    $      --

----------

Due to the Weyerhaeuser Acquisition on August 30, 1996, the consolidated statements of cash flows for 1998 and 1997 and the combined statement of cash flows for the period from August 30, 1996 through December 31, 1996 are not comparable to statements of cash flows of the Predecessor. See the accompanying notes for additional information.

See notes to financial statements

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands, except per unit amounts)

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

[1]   Organization:

      The accompanying consolidated financial statements include the accounts of U.S. Timberlands Company, L.P. (the "MLP"), a Delaware master limited partnership and its 99% owned subsidiary, U.S. Timberlands Klamath Falls, L.L.C. ("USTK" and the "Operating Company"), collectively referred to hereafter as the Company. All intercompany transactions have been eliminated in consolidation. The MLP was formed on June 27, 1997 to acquire and own substantially all of the equity interests in USTK and to acquire and own the business and assets of U.S. Timberlands Management Company, L.L.C., formerly known as U.S. Timberlands Services Company, L.L.C. ("Old Services"). U.S. Timberlands Service Company, L.L.C. (the "General Partner" and "New Services") manages the businesses of the Company and owns a 1% general partner interest in the MLP. The General Partner also owns a 1% member's interest in the Operating Company.

[2]   Nature of operations:

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

[3]   Initial public offering and related transactions:

      On November 19, 1997, the MLP completed an initial public offering (the "Common Units Offering") of 8,577,487 common units (including the 1,118,803 common units issued upon exercise of the underwriters' overallotment option in December 1997) representing limited partner interests ("Common Units"). In addition, the Operating Company issued $225,000 of senior unsecured notes in a public offering (the "Notes"). Concurrent with the Common Units Offering, Old Services contributed all of its assets to the General Partner in exchange for interests therein. Immediately thereafter, USTK assumed certain indebtedness of U.S. Timberlands Holdings, L.L.C. ("Holdings"), an affiliate of USTK, and the General Partner contributed its timber operations to USTK in exchange for a member's interest in USTK. The General Partner then contributed all but a 1% member interest in USTK to the MLP in exchange for a general partner interest, 1,387,963 subordinated units representing limited partner interests ("Subordinated Units") and the right to receive certain incentive distributions. The General Partner distributed the 1,387,963 Subordinated Units to Old Services and Old Services used a portion of such Subordinated Units to redeem interests in Old Services. Holdings also contributed all of its member interest in USTK to the Company in exchange for 2,894,157 Subordinated Units. (This series of transactions is hereafter referred to as the "Transactions"). Since the controlling owner of Old Services and USTK prior to the Transactions now controls the General Partner, the Transactions were recorded as a reorganization under common control and therefore remain at their historical costs.

[4]   Basis of presentation - prior to the Transactions:

      During 1996, USTK and Old Services were formed and subsequently entered into an agreement with Weyerhaeuser Company on August 30, 1996 to purchase approximately 604,000 acres of timber and timberlands and certain other assets (the "Weyerhaeuser Acquisition") as discussed further in Note C. As legal entities, USTK and Old Services were not consolidated. However, due to common ownership and management, the financial statements of USTK and Old Services prior to the Transactions have been presented on a combined basis. All intercompany transactions between the above entities have been eliminated in the accompanying financial statements.

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands, except per unit amounts)

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION
(CONTINUED)

[5]   Basis of presentation - predecessor:

      As a result of the Weyerhaeuser Acquisition, USTK acquired the Klamath Falls Timberlands and certain related assets of Weyerhaeuser Company (as used herein, the acquired timberlands and related assets as owned by Weyerhaeuser are referred to as the "Predecessor"). All of the financial statements provided herein (including the financial statements pertaining to the Predecessor) were prepared by, and are solely the responsibility of, the Company. The Weyerhaeuser Acquisition was accounted for as a purchase and, therefore, the accompanying financial statements as of and for the periods ended prior to the date of the Weyerhaeuser Acquisition are accounted for under the pre-Weyerhaeuser Acquisition basis of accounting. Because the Predecessor did not operate or legally exist as a stand-alone entity, there are no separate meaningful equity accounts of the Predecessor prior to the Weyerhaeuser Acquisition. Significant changes could have occurred in the funding and operations of the Predecessor were it to have operated as an independent stand-alone entity. As a result, the financial information included herein is not necessarily indicative of the financial position and results of operations of the Predecessor which may have occurred if it were an independent, stand-alone company during the periods presented.

      Revenues for the Predecessor principally represent logs harvested for sale to Weyerhaeuser's Klamath Falls wood conversion facilities at prices determined in accordance with Weyerhaeuser's transfer pricing policy. These transfer prices are not necessarily indicative of the prices the Predecessor would have achieved if the logs had been sold to unaffiliated wood processors. Revenues from Weyerhaeuser wood conversion facilities and unaffiliated wood processors are summarized as follows:

                                                  For the
                                                  Period
                                              January 1, 1996
                                                  Through
                     Source of Revenues       August 29, 1996
               ----------------------------   ---------------

               Weyerhaeuser Company              $10,157
               Unaffiliated wood processors        5,421
                                                 -------

                                                 $15,578
                                                 =======

      Concurrent with the Weyerhaeuser Acquisition, Collins Products Company L.L.C. ("Collins"), an unaffiliated party, acquired Weyerhaeuser's Klamath Falls wood conversion facilities. The Company has entered into a 10-year log supply agreement with Collins providing for the delivery by the Company to Collins of 34 million board feet of merchantable timber each year at market prices as discussed in Note I.

      The Predecessor participated in Weyerhaeuser Company's centralized cash management system and, as such, its operating and capital expenditure needs were met by Weyerhaeuser Company. The net advances from and distributions to Weyerhaeuser Company are presented in the accompanying financial statements as a component of Weyerhaeuser investment and advances prior to the Weyerhaeuser Acquisition. The Weyerhaeuser investment and advances account is noninterest bearing.

      Certain costs incurred by Weyerhaeuser Company for financial services, information systems and other indirect costs have been allocated to the Predecessor on a revenue and volume harvested basis. The resulting charge to the Predecessor was $445 in the period from January 1, 1996 through August 29, 1996 and is included in selling, general and administrative expenses in the accompanying statements of operations. Management of the Company believes the allocation methods used provide the Predecessor with a reasonable share of such expenses.

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands, except per unit amounts)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies summarized below include both those of the Company and the Predecessor, unless otherwise noted.

[1]   Use of estimates:

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

[2]   Revenue recognition:

      Revenue on delivered log sales are recognized upon delivery to the customer. Revenue on timber deeds and timber and property sales are generally recognized upon closing. Revenue from timber sold under stumpage contracts (i.e., the customer arranges to harvest and deliver the logs) is recognized when the timber is harvested. Deferred revenue as of December 31, 1998 and 1997, represents cash received in advance of logs harvested under stumpage contracts.

[3]   Concentration of credit risk:

      As of December 31, 1998, the Company had accounts receivable from three individual customers that represent 53%, 24% and 13% of total accounts receivable, respectively. As of December 31, 1997, the Company had accounts receivable from five individual customers that represent 25%, 21%, 20%, 17% and 12% of total accounts receivable, respectively.

      The Company had sales to individual customers that were greater than 10% of total sales for the respective periods as follows:

                                              The Company           Predecessor
                                      ---------------------------   -----------
                                                       For the        For the
                                                        Period        Period
                                                      August 30,    January 1,
                                       Year Ended        1996          1996
                                      December 31,     Through        Through
                                      ------------   December 31,   August 29,
                                      1998   1997        1996          1996
                                      ----   -----   ------------   -----------
          Unaffiliated customer         27%   23%         54%            14%
          Unaffiliated customer         18%   21%         14%            10%
          Unaffiliated customer         17%   15%         11%            --
          Unaffiliated customer         16%   11%         --             --
          Weyerhaeuser Company          --    --          --             65%

[4]   Cash and cash equivalents:

      Cash and cash equivalents consist of highly liquid investments with maturities at date of purchase of 90 days or less.

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands, except per unit amounts)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]   Timber, timberlands and logging roads:

      Timber, timberlands and logging roads are stated at cost less depletion and amortization for timber previously harvested. The depletion rate is calculated using a single composite pool by dividing the total cost of merchantable timber by the related estimated net merchantable volume. Depletion in any given year represents the net merchantable volume harvested multiplied by the depletion rate. These estimates are subject to change based on periodic reevaluations of merchantable volume. Logging road costs for main and spur roads are amortized based on the net merchantable volume harvested.

      The components of timber, timberlands, logging roads and related accumulated depletion and amortization is as follows:

                                          December 31,
                                      -------------------
                                        1998       1997
                                      --------   --------

         Timber                       $329,520   $333,721
         Timberlands                    43,118     44,189
         Logging roads                   1,803      1,847
         Accumulated depletion         (41,552)   (20,243)
         Accumulated road
         amortization                     (296)      (165)
                                      --------   --------

                                      $332,593   $359,349
                                      ========   ========

[6]   Seed orchard and nursery stock:

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

[7]   Property, plant and equipment:

      Property, plant and equipment are stated at cost. Additions and betterments to buildings and equipment are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is provided over the useful lives of the assets on the straight-line method. The estimated useful life of buildings and land improvements is 40 years and equipment ranges from three to five years.

[8]   Deferred financing fees:

      Deferred financing fees consist of fees incurred in connection with obtaining the related debt financing. The Company amortizes deferred financing fees over the terms of the related debt which approximates the effective interest method.

[9]   Minority interest:

      The General Partner holds a 1% minority interest ownership in USTK (the "Minority Interest"). A pro rata share of the Company's net equity at the completion of the Transactions and the Company's net loss since the date of the Transactions have been allocated to the Minority Interest in the accompanying financial statements. The portion of the Company's net loss attributable to the Minority Interest in 1997 was insignificant.

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands, except per unit amounts)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10]  Income taxes:

      The MLP is a master limited partnership. USTK and Old Services are both limited liability companies ("L.L.C.'s"). Accordingly, the MLP and respective L.L.C.'s are not liable for federal or state income taxes since the MLP's and the respective L.L.C.'s income or loss is reported on the separate tax returns of the individual unitholders or members. Accordingly, no provision for current or deferred income taxes has been reflected in the accompanying financial statements.

[11]  Per unit information:

      The Company accounts for income (loss) per unit in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, ("SFAS 128") "Earnings Per Share." Under SFAS No. 128, the Company is required to present basic income (loss) per Common and Subordinated Unit, and diluted loss per unit information. Weighted average units outstanding used in calculating per unit information presented on the face of the statements of operations follows:

                                                   Basic(a)
                                            ----------------------
                                             Common    Subordinated  Diluted(b)
                                            ---------  -----------   ----------

      1998
      Weighted average units outstanding    8,577,487   4,282,120   12,859,607

      1997
      Weighted average units outstanding      943,064   4,282,120    5,225,184

      1996(c)
      Weighted average units outstanding          -     4,282,120    4,282,120

      (a) Basic loss per Common and Subordinated Unit is calculated by dividing the loss allocable to Common and Subordinated Units by the weighted average number of Common and Subordinated Units outstanding. Loss for the year ended December 31, 1998 and for the period from November 19, 1997 through December 31, 1997 is allocated to Common and Subordinated Units utilizing the book liquidation method which allocates income (loss) in accordance with liquidation preferences, as set forth in the Company's partnership agreement, of the Common and Subordinated Unitholders' partners' capital accounts. For the purpose of the basic income (loss) per unit calculations, losses for the periods from January 1, 1997 through November 18, 1997 and from August 30, 1996 through December 31, 1996 are allocated to the Subordinated Units.

      (b) Diluted loss per unit is calculated by dividing loss, after adjusting for the General Partner's effective 2% interest during the year ended December 31, 1998 and for the period from November 19, 1997 through December 31, 1997, by the weighted average number of Common and Subordinated Units outstanding. Unit options have not been included in the calculation. Unit options will be included in calculating diluted earnings per unit, assuming the result would be dilutive, upon achievement of performance criteria which, if maintained for the required periods, will result in the options becoming exercisable (see Notes F[4] and H[1]).

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands, except per unit amounts)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11]  Per unit information: (continued)

      (c) The per unit information presented is for the period from August 30, 1996 through December 31, 1996.

      No per unit information is presented for the period ended August 29, 1996 as the Predecessor had a different ownership structure and any per unit information would not be relevant or meaningful to the user of the financial statements.

[12]  Financial instruments:

      A summary of the fair value of the Company's significant financial instruments and the methods and significant assumptions used to estimate those values is as follows:

      (a) Short-term financial instruments - The fair value of short-term financial instruments, including cash, trade and other receivables, notes receivable, trade accounts payable and certain accrued liabilities, approximates their carrying amounts in the financial statements due to the short maturities of such items.

      (b) Long-term debt - The estimated fair value of the Company's long-term debt, which was based upon the quoted market prices of the related senior notes at December 31, 1998, approximated its carrying amount of $225,000. The estimated fair value at December 31, 1997, based upon interest rates and maturity dates for similar obligations with like maturities, was $235,328.

      (c) Interest rate collar agreement - The Company entered into interest rate collar agreements to manage interest rate risk. Contemplated variable rate borrowings did not occur, and accordingly, these agreements are marked to market. The fair value of these agreements is the estimated amount that the Company would receive or pay upon termination of the agreements at the balance sheet date or other specific point in time. Unrealized losses on these agreements were estimated to be $991 at December 31, 1998 and $630 at December 31, 1997. Losses on these agreements charged to other expense in the accompanying statements of operations amounted to $361 in 1998 and $630 in 1997.

[13]  Unit-based compensation plans:

      The Company accounts for unit-based compensation plans under the provisions of the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure-only provision of the Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation".

NOTE C -  TIMBERLAND ACQUISITIONS

[1]   Weyerhaeuser Company:

      The total purchase price for the Weyerhaeuser Acquisition referred to in Note A was $283,464, including direct costs of the acquisition. The Weyerhaeuser Acquisition was accounted for as a purchase with the purchase price allocated first to current assets acquired, principally inventory, and the remaining balance being allocated to noncurrent assets acquired, primarily timber, timberlands and logging roads based on the relative fair market values of the noncurrent assets as determined by an appraisal. Concurrent with the Weyerhaeuser Acquisition, the Company changed to the use of outside contractors for all of its logging operations. Accordingly, logging equipment acquired was recorded at its estimated resale value.

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands, except per unit amounts)

NOTE C - ACQUISITIONS (CONTINUED)

[1]   Weyerhaeuser Company: (continued)

      Pro forma results of operations for 1996 had the Weyerhaeuser Acquisition occurred on January 1, 1996 are as follows:

                                                    1996
                                                 -----------
                                                 (unaudited)

           Revenues                               $ 29,597
           Net loss                                (25,845)

[2]   Ochoco:

      On July 15, 1997, the Company acquired approximately 42,000 acres of timber and timberlands and approximately 3,000 acres of timber cutting rights from Ochoco Lumber Company L.P. for $110,873 (the "Ochoco Timberlands"). Substantially all of the purchase price was allocated to timber, timberlands and logging roads. The acquisition was principally financed through $110,000 of debt financing. Because the Company's acquisition of the Ochoco Timberlands did not represent an acquisition of an existing business, the pro forma impact on operations for periods prior to and including the acquisition has not been disclosed.

NOTE D - ACCRUED LIABILITIES

The Company's accrued liabilities consist of the following:

                                                   December 31,
                                                 ---------------
                                                  1998     1997
                                                 ------   ------

         Interest                                $2,729   $2,492
         Severance and harvest tax                  224      269
         Employee compensation                      300      450
         Equity issuance costs                        -      617
         Loss on interest rate collar               991      630
         Other                                      161      239
                                                 ------   ------

                                                 $4,405   $4,697
                                                 ======   ======

NOTE E - DEBT

[1]   Senior notes:

      At December 31, 1998 and 1997, long-term debt consists of $225,000 of principal amount of 9-5/8% notes due in 2007.

      The notes, which were issued concurrent with the Transactions, were issued jointly and severally by the Operating Company and U.S. Timberlands Finance Corp. ("Finance Corp."), a wholly owned subsidiary of the Operating Company (collectively, the "Issuers"). The Issuers serve as co-obligators of the Notes. The Notes represent unsecured general obligations of the Company and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part, on or after November 15, 2002 at predetermined redemption prices plus accrued interest to the redemption date.

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands, except per unit amounts)

NOTE E - DEBT (CONTINUED)

[1]   Senior notes: (continued)

      In addition, at any time on or prior to November 15, 2000, the Issuers, at their option, may redeem the Notes with the net cash proceeds of a common units offering or other equity interests of the Company, at 106.625% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least 65% of the principal amount of the Notes originally issued remain outstanding immediately following such redemption. The Notes contain certain restrictive convenants, including limiting the ability of the Operating Company and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations.

      In conjunction with the Notes issuance, the Company retired all existing debt under certain pre-existing long-term financing arrangements. This resulted in an extraordinary loss on extinguishment of debt of $5,766 in 1997 due principally to the write-off of existing unamortized deferred financing fees.

[2]   Bank credit facility:

      Concurrent with the Transactions, the Operating Company entered into a revolving credit facility (the "Bank Credit Facility") with a commercial bank (the "Bank"). The Bank Credit Facility consists of a $75,000 acquisition facility (the "Acquisition Facility") and a $25,000 working capital facility (the "Working Capital Facility"). The Operating Company's obligations under the Bank Credit Facility represent unsecured general obligations. Average borrowings on the Bank Credit Facility were $259 and $14,512 in 1998 and 1997, respectively. As of December 31, 1998 and 1997, there were no outstanding borrowings on the Bank Credit Facility.

      The Bank Credit Facility bears interest at the lower of the Bank's prime rate, plus a margin of 2.0% (9.75% at December 31, 1998) or LIBOR plus a margin of 2.5% (7.6% at December 31, 1998). The Working Capital Facility expires on November 19, 2000 and all amounts borrowed thereunder shall then be due and payable. At November 19, 2000, the Company may elect to amortize any outstanding loans under the Acquisition Facility in sixteen equal quarterly installments beginning one quarter after the conversion to a term loan, subject to certain provisions contained in the Bank Credit Facility agreement.

      The Bank Credit Facility contains certain restrictive covenants, including limiting the ability of the Operating Company to make cash distributions, incur certain additional indebtedness, incur certain liens, or sell assets or harvest timber in excess of certain limitations. In addition, the Bank Credit Facility requires that the operating company maintain certain financial ratios. As of December 31, 1998, the Operating Company was not in compliance with certain covenants of the Bank Credit Facility. On February 16, 1999, the required majority of the banks comprising the lending group waived such noncompliance. In exchange for the waiver, the Company agreed that future borrowings in excess of $2,000 will require the consent of a majority of the lending group members.

      On April 6, 1999, the Operating Company advised the Agent Bank that, as of March 31, 1999, it may be in violation of another covenant of the Bank Credit Facility. The banks have agreed to modify such covenant, effective March 31, 1999, and as modified, the Company is in compliance with such covenant. In connection with the modification, the Company agreed to terminate the Working Capital Facility as of June 30, 1999 and to terminate the Acquisition Facility effective April 6, 1999. As of March 31, 1999, there was $1,300 outstanding under the working capital line.

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands, except per unit amounts)

NOTE E - DEBT (CONTINUED)

[3]   USTK debt - prior to the Transactions:

      On July 14, 1997, USTK entered into a long-term financing arrangement with certain banks to finance the Ochoco Acquisition discussed in Note C and to refinance certain borrowings under the USTK revolving credit facility and USTK term loan (the "Long-Term Financing Arrangement"). The retirement of debt under credit facilities existing as of July 14, 1997 resulted in an extraordinary loss on extinguishment of debt of $3,571 due principally to the write-off of unamortized deferred financing fees.

      In connection with the Long-Term Financing Arrangement, the Company incurred $5,970 of fees which were deferred.

[4]   Holdings debt - prior to the Transactions:

      As of December 31, 1996, Holdings had $130,000 of outstanding term loan debt related to the Weyerhaeuser Acquisition (the "Holdings Debt"). The Holdings Debt was guaranteed by Weyerhaeuser. In connection with the Holdings Debt, Holdings was required to pay Weyerhaeuser a debt guarantee fee. The Holdings Debt and the related debt guarantee fee of $4,368 were paid with proceeds from the Transactions. The debt guarantee fee is included in amortization of deferred financing fees and debt guarantee fees in the accompanying statements of operations.

NOTE F - PARTNERS' CAPITAL

[1]   Common units offering:

      On November 19, 1997, the Company issued 7,458,684 Common Units. Proceeds from such offering were $141,265, net of underwriter fees and other related costs of $15,367. Concurrent with such offering, 4,282,120 Subordinated Units were issued in exchange for all members' interests in USTK and Old Services. On December 12, 1997, the underwriters exercised their overallotment option and the Company issued an additional 1,118,803 Common Units. Proceeds from the exercise of the overallotment option were $21,940, net of $1,555 of underwriters' fees. As of December 31, 1998 and 1997, the Company has 8,577,487 Common Units and 4,282,120 Subordinated Units outstanding.

[2]   Partnership income (loss):

      As provided in the MLP Agreement and the Operating Company's Operating Agreement, income and losses are allocated 98% to the holders of outstanding Common Units (the Common Unitholders) and Subordinated Units (the Subordinated Unitholders), 1% to the General Partner's general partner interest in the MLP and 1% to the General Partner's minority interest in the Operating Company.

[3]   Cash distributions:

      The Company is required to make quarterly cash distributions from Available Cash, as defined in the MLP Agreement. Generally, cash distributions are paid in order of preferences: first, the minimum quarterly distribution of $.50 per unit (the "MQD") to Common Unitholders and the General Partner, and second, to the extent cash remains available, to Subordinated Unitholders.

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands, except per unit amounts)

NOTE F - PARTNERS' CAPITAL (CONTINUED)

[3]   Cash distributions: (continued)

      The MLP Agreement sets forth certain cash distribution target rates for the Company to meet in order for the General Partner's share of Available Cash to increase (such increases referred to as "Incentive Distributions"). To the extent that the quarterly distributions exceed $.550 per Common and Subordinated Unit, the General Partner receives 15% of the excess Available Cash rather than the base amount of 2%. To the extent that the quarterly distributions exceed $.633 per Common and Subordinated Unit, the General Partner receives 25% of the excess Available Cash and to the extent that the quarterly distributions exceed $.822 per Common and Subordinated Unit, the General Partner receives 50% of the excess Available Cash. Since the quarterly distributions did not exceed the minimum quarterly distributions for 1998, the General Partner did not receive any such Incentive Distributions for 1998.

[4]   Subordinated units:

      The Subordinated Units are subordinated in right of distributions to the right of Common Unitholders to receive the MQD. Provided that the MQD has been paid to Common and Subordinated Unitholders for three consecutive four-quarter periods and that such distributions are equal to or less than the Company's Adjusted Operating Surplus, as that term is defined in the MLP Agreement, for two consecutive four-quarter periods, 25% of the Subordinated Units will convert to Common Units as early as 2001, 25% as early as 2002 and the remaining 50% may convert to Common Units as early as 2003.

[5]   Liquidation preference:

      During the subordination period, Common Unitholders will generally be entitled to receive more per unit in liquidating distributions than Subordinated Unitholders. Following conversion of the Subordinated Units into Common Units, all units will receive the same liquidation treatment.

NOTE G - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

[1]   Relationship with the General Partner:

      The General Partner has the ability to control management of the Company and has all voting rights of the Company except for certain matters set forth in the MLP Agreement, as amended ("MLP Agreement"). The ownership of the Subordinated Units by certain affiliates of the General Partner effectively gives the General Partner the ability to prevent its removal.

      The General Partner does not receive any management fee or other compensation in connection with its management of the Company. The General Partner and its affiliates perform services for the Company and are reimbursed for all expenses incurred on behalf of the Company, including the costs of employee, officer and director compensation properly allocable to the Company, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Company. The MLP Agreement provides that the General Partner will determine the expenses that are allocable to the Company in any reasonable manner determined by the General Partner in its sole discretion. Related noninterest bearing receivables and payables between the General Partner and the Company are settled in the ordinary course of business. As of December 31, 1998 and 1997, the Company had a payable to the General Partner of $914 and $252, respectively. During 1998 and 1997, expenses allocated to and reimbursed by the Company totaled $9,058 and $310, respectively.

      Certain conflicts of interest could arise as a result of the relationships described above. The Board of Directors and management of the General Partner have a duty to manage the Company in the best interests of the unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Company.

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands, except per unit amounts)

NOTE G - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (CONTINUED)

[2]   Consulting agreements:

      As of December 31, 1998, the General Partner has consulting agreements with certain affiliated parties pursuant to which each such person or firm has provided and/or will provide consulting services to the General Partner. Each agreement provides for an annual retainer of $25, plus an hourly rate for services rendered at the request of the General Partner. Payments by the General Partner related to consulting agreements in 1998 and 1997 were not significant.

[3]   Payable to affiliate:

      In connection with the Transactions, the member interest of John J. Stephens in Old Services was redeemed for $1,000 and certain subordinated units. The $1,000 was paid to Old Services by the Company in January 1998. The above transaction has been reflected as a direct reduction of equity in the accompanying financial statements.

[4]   Management and advisory fees:

      In connection with the Weyerhaeuser Acquisition, the Company paid a fee of $4,135 to Timberlands Management Group (the "TMG"), an entity 100% owned and controlled by John M. Rudey, Chairman. In addition, during the period from August 30, 1996 to December 31, 1996, the Company paid TMG management fees of $2,800. These payments have been recorded in selling, general and administrative expenses in the accompanying statements of operations.

[5]   Receivable from affiliate:

      During the period from August 30, 1996 through December 31, 1996, the Company paid $10,000 to TMG. The receivable and the related interest were repaid in February 1997.

NOTE H - MANAGEMENT INCENTIVE PLANS

[1]   Unit option plan:

      The Company has a Unit Option Plan which permits the grant of options (the "Unit Options") covering 857,749 Common Units. Unit Options granted under the Company's Unit Option Plan are determined by the Long-Term Incentive Plan Committee of the Board of Directors (the "LTIP Committee") and are granted at fair market value at the date of the grant. Concurrent with the consummation of the Transactions, 604,153 Unit Options were granted to key employees and directors of the General Partner. An additional 90,622 Unit Options were granted to key employees and directors on December 12, 1997, in connection with the closing of the sale of 1,118,803 Common Units pursuant to the exercise by the underwriters of their overallotment option and, in 1998, 100,000 Unit Options were granted to directors and 240,170 options were granted to employees. The Unit Options granted expire ten years from the date of grant and become exercisable automatically upon and in the same proportion as the conversion of Subordinated Units to Common Units. See further explanation of subordinated units and related performance criteria at Note F[4]. Once the performance criteria are achieved, the Company will record compensation expense for the difference between the exercise price and fair value of the Common Units, with a corresponding increase to partnership capital. As of December 31, 1997, none of the performance criteria had been achieved. Although the performance criteria were met for the year ended December 31, 1998, no compensation expense was recorded during such year as the market price of the units was less than the exercise price during the year.

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands, except per unit amounts)

NOTE H - MANAGEMENT INCENTIVE PLANS (CONTINUED)

[1]   Unit option plan: (continued)

                                                    1998                   1997
                                            -------------------    --------------------
                                                       Weighted               Weighted
                                                        Average                Average
                                              Number   Exercise      Number   Exercise
                                            of Shares  Price(a)    of Shares  Price a)
                                            ---------  --------    ---------  ---------
         Unit options outstanding at
         beginning of year                   694,775    $  14.75         --          --
         Unit options granted                340,170       14.75    694,775    $  14.75
         Unit options exercised                   --          --         --          --
         Unit options cancelled             (584,628)      14.75         --          --
                                            --------                -------

         Unit options outstanding at end
         of year                             450,317       14.75    694,775       14.75
                                            ========                =======

        (a) Options were originally granted with exercise prices ranging from $21.00 to $21.44 per unit. During December 1998, the exercise price was reduced to $14.75 per unit by the Board of Directors.

      There were no unit options exercisable at either December 31, 1998 or 1997.

      In January 1999, the Company granted 222,000 options to employees and directors with an exercise price of $13.38, the fair value of the Company's units on such date.

      The Company has computed, for pro forma disclosure purposes as required by SFAS 123, the value of the Unit Options granted under the Unit Option Plan. These computations were made using the Black-Scholes option-pricing model, as prescribed by SFAS 123, with the following weighted average assumptions for 1998 and 1997:

                                                  1998         1997
                                                -------      -------
         Risk-free interest rate                  5.50%        6.00%
         Expected dividend yield                  9.52%        9.52%
         Expected life of the Unit Options      5 years      5 years
         Expected volatility                     25.50%       20.32%

      The weighted-average fair value of unit options was $2.02 for options granted in 1998 and $1.50 for options granted in 1997.

      If the Company had adopted the expensing provisions of SFAS 123, the impact on 1998 and 1997's net loss and net loss per unit would have been as follows:

                                                Year Ended December 31,
                                                -----------------------
                                                   1998        1997
                                                --------     ----------

         Net loss - as reported                  $(6,319)    $(10,705)
         Net loss - pro forma                     (6,565)     (10,732)
         Diluted loss per unit - as reported        (.49)       (2.04)
         Diluted loss per unit - pro forma          (.51)       (2.05)

      For purposes of the pro forma disclosures, the estimated fair value of the unit options is amortized to expense over their estimated exercise period, which corresponds to the assumed subordinated units conversion period (see Note F[4]).

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands, except per unit amounts)

NOTE H - MANAGEMENT INCENTIVE PLANS (CONTINUED)

[2]   Restricted unit plan:

      Effective with the closing of the Transactions, the Company authorized the establishment of a restricted unit plan (the "Restricted Unit Plan") which allows the Company to grant units (the "Restricted Units") to employees at the discretion of the LTIP Committee. No consideration will be payable by the plan participants upon vesting and issuance of the Restricted Units. Restricted Units granted during the subordination period would vest automatically upon and in the same proportion as the conversion of Subordinated Units to Common Units. Restricted Units granted subsequent to the subordination period are the equivalent of Common Units. No Restricted Units have been granted as of December 31, 1998.

[3]   Income interests in the General Partner:

      In connection with the Common Units offering and the related formation of the General Partner, the General Partner issued income interests to certain officers and directors of the General Partner at no cost. Such income interests participate pro rata in cash distributions from USTK and the Company. Under certain circumstances, the General Partner is required to repurchase the income interests from officers and directors upon termination of their employment at fair market value as determined by independent appraisal. During the year ended December 31, 1998, in connection with the termination of certain officers and directors, an accrual to repurchase income interests valued at $385,000 by independent appraisal was recorded by the Company and charged to compensation expense.

NOTE I - COMMITMENTS

On August 30, 1996, the Company entered into a wood supply agreement with Collins to supply a volume of approximately 34 million board feet of merchantable timber to Collins at market prices. The term of the agreement is ten years and is renewable for two additional terms of five years, each at the option of Collins.

NOTE J - QUARTERLY RESULTS FOR 1998 (RESTATED) AND 1997 (UNAUDITED)

                                                     Quarter Ended
                              ----------------------------------------------------------
                              December 31(a)  September 30    June 30(a)     March 31(a)     Total Year
                              --------------  ------------    ----------     -----------     ----------
1998 (Restated)
Revenues                        $   20,417      $ 24,528       $ 18,622       $  7,757       $   71,324
Gross profit(b)                      8,409        11,531          4,503          2,343           26,786
Net income (loss)                      642         2,545         (2,857)        (6,649)          (6,319)
Basic net income (loss)
  per unit(c):
    Common                             .05           .20           (.22)          (.51)            (.49)
    Subordinated                       .05           .20           (.22)          (.51)            (.49)
Diluted net income (loss)
  per unit(c)                          .05           .20           (.22)          (.51)            (.49)

1997
Revenues                        $   36,288      $ 17,261       $ 11,462       $ 12,334       $   77,345
Gross profit(b)                     16,511         7,608          4,141          5,258           33,518
Income (loss) before
  extraordinary item                 5,457        (1,051)        (3,827)        (1,947)          (1,368)
Basic income (loss) before
  extraordinary item per
  unit(c):
    Common                             .77            --             --             --             3.05
    Subordinated                       .58          (.25)          (.89)          (.45)           (1.01)
Diluted income (loss)
  before extraordinary
  item per unit(c)                     .67          (.25)          (.89)          (.45)            (.28)

U.S. TIMBERLANDS COMPANY, L.P. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998 and 1997
(dollar amounts in thousands, except per unit amounts)

NOTE J - QUARTERLY RESULTS FOR 1998 (RESTATED) AND 1997 (UNAUDITED) (CONTINUED)

(a) The quarter ended June 30, 1998 includes revenues of $6,275 and related costs of $5,917 from a property sale. The quarter ended December 31, 1997 includes revenues of $11,750 and related costs of $7,555 from a property sale. The quarter ended March 31, 1997 includes revenues of $3,494 and related costs of $1,191 from a timber deed sale.

(b) Gross profit is calculated as revenues less cost of products sold, cost of timber and property sales and depreciation, depletion and road amortization.

(c) See discussion of per unit information in Note B of the notes to financial statements.

Restatement of quarterly results for the three months ended September 30, 1998 and June 30, 1998

During 1999, the Company determined that certain revenues recorded during the second and third quarters of 1998, respectively, should be deferred until certain additional criteria are achieved. As a result, the Company has restated its quarterly results of operations for the affected periods, as follows:

                                                               Quarter Ended
                                                         -----------------------
                                                         September 30,  June 30,
                                                             1998         1998
                                                         ---------      --------

            Net income (loss) - as reported                 $3,397      $  (910)
            Net income (loss) - restated                     2,545       (2,857)

            Diluted income (loss) per unit - as reported    $  .26      $  (.07)
            Diluted income (loss) per unit - restated          .20         (.22)

NOTE K - CONTINGENCIES

The Company is involved in legal proceedings and claims arising in the normal course of business. In the opinion of management, the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's results of operations and financial position.

                                  EXHIBIT INDEX

                                                                        Page No.
                                                                        --------

23.1  Consent Letter from Richard A. Eisner & Company, LLP dated April
      14, 1999.                                                            45

23.2  Consent Letter from Arthur Andersen LLP dated April 14, 1999.        46

27.1  Financial Data Schedule                                              47