Form 10-Q
period 1999-09-30
U S TIMBERLANDS CO LP
filed 1999-11-15
CIK 1043012

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

             [X]   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

                                                            QUARTER ENDED
                                                            SEPTEMBER 30,
                                                        ------------------------
                                                           1999         1998
                                                        ---------    -----------

Revenues                                                  $ 26,175     $ 24,528
                                                          --------     --------

Costs and expenses:
     Cost of goods sold                                      6,322        5,024
     Depletion, depreciation and road amortization           8,077        7,774
     Silviculture                                              387          200
     Selling, general and administrative                     1,801        2,026
                                                          --------     --------
         Total costs and expenses                           16,587       15,024
                                                          --------     --------

     Operating income                                        9,588        9,504

Interest expense                                             5,495        5,587

Interest income                                                (55)         (70)

Financing fees                                                 169          169

Other (income) expense - net                                    (2)       1,248
                                                          --------     --------

     Net income before general partner and
       minority interest                                     3,981        2,570
General partner and minority interest                          (80)         (51)
                                                          --------     --------
     Net income allocable to unitholders                  $  3,901     $  2,519
                                                          ========     ========

Net income per Unit - Basic
     Common                                               $   0.30     $   0.20
                                                          ========     ========
     Subordinated                                         $   0.30     $   0.20
                                                          ========     ========
Net income per Unit - Diluted                             $   0.30     $   0.20
                                                          ========     ========

Distributions per Unit                                    $   0.50     $   0.50
                                                          ========     ========



          See accompanying Notes to Consolidated Financial Statements.

                                    2 of 18

                         U.S. TIMBERLANDS COMPANY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER UNIT)
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                        ------------------------
                                                           1999         1998
                                                        ---------    -----------

Revenues                                                  $ 57,601     $ 50,907
                                                          --------     --------

Costs and expenses:
     Cost of goods sold                                     10,981       11,712
     Cost of timberland sales                                 --          5,917
     Depletion, depreciation and road amortization          17,329       14,490
     Silviculture                                              524          412
     Selling, general and administrative                     6,641        7,416
                                                          --------     --------
         Total costs and expenses                           35,475       39,947
                                                          --------     --------

     Operating income                                       22,126       10,960

Interest expense                                            16,461       16,685

Interest income                                               (405)        (339)

Financing fees                                                 506          506

Other (income) expense - net                                (1,143)       1,138
                                                          --------     --------
     Net income (loss) before general partner and
       minority interest                                     6,707       (7,030)
General partner and minority interest                         (134)         141
                                                          --------     --------
     Net income (loss) allocable to unitholders           $  6,573     $ (6,889)
                                                          ========     ========

Net income (loss) per Unit - Basic
     Common                                               $   0.51     $  (0.54)
                                                          ========     ========
     Subordinated                                         $   0.51     $  (0.54)
                                                          ========     ========
Net income (loss) per Unit - Diluted                      $   0.51     $  (0.54)
                                                          ========     ========

Distributions per Unit                                    $   1.50     $   1.23
                                                          ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                                    3 of 18

                         U.S. TIMBERLANDS COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                1999           1998
                                                           --------------   -----------
                                                            (UNAUDITED)        *
ASSETS
Current assets:
     Cash and cash equivalents                                $   5,743    $   4,824
     Accounts and current portion of notes receivable - net       8,189        2,706
     Prepaid expenses and other current assets                       72        1,539
                                                              ---------    ---------
         Total current assets                                    14,004        9,069
                                                              ---------    ---------

Timber, timberlands and roads - at cost
     Timber                                                     331,112      330,244
     Timberlands                                                 43,118       43,118
     Logging roads                                                1,828        1,803
     Less accumulated depletion and road amortization           (58,804)     (41,848)
                                                              ---------    ---------
         Timber, timberlands and roads - net                    317,254      333,317
                                                              ---------    ---------

Seed and nursery stock                                            1,068        1,159
                                                              ---------    ---------
Property, plant and equipment - at cost
     Equipment                                                      674          637
     Building and land improvements                                 843          843
     Less accumulated depreciation                                 (439)        (326)
                                                              ---------    ---------
         Property, plant and equipment - net                      1,078        1,154
                                                              ---------    ---------

Notes receivable                                                  2,547         --
Deferred financing fees                                           5,492        5,998
                                                              ---------    ---------
     Total assets                                             $ 341,443    $ 350,697
                                                              =========    =========

LIABILITIES
Current liabilities:
     Accounts payable and accrued liabilities                 $  11,130    $   6,052
     Deferred revenue                                               257        1,614
                                                              ---------    ---------
         Total current liabilities                               11,387        7,666
                                                              ---------    ---------

Long-term debt                                                  225,000      225,000

Minority interest                                                 1,051        1,180

PARTNERS' CAPITAL
General partner interest                                          1,051        1,180
Limited partner interest                                        102,954      115,671
                                                              ---------    ---------
           Total partners' capital                              104,005      116,851
                                                              ---------    ---------
      Total liabilities and partners' capital                 $ 341,443    $ 350,697
                                                              =========    =========

    *Derived from audited Consolidated Balance Sheet as of December 31, 1998.
          See accompanying Notes to Consolidated Financial Statements.


                                    4 of 18

                         U.S. TIMBERLANDS COMPANY, L.P.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                                   ------------------------
                                                                       1999         1998
                                                                   ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $  6,707    $ (7,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depletion, depreciation, road amortization                         17,329      14,490
     Cost of timberlands sold                                             --         5,917
     Financing fees                                                        506         506
     Other non-cash items                                                 --         1,270
     Working capital changes - net                                        (587)        598
                                                                      --------    --------
Net cash provided by operating activities                               23,955      15,751
                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Timber and road additions                                            (894)       (530)
     Purchase of property, plant and equipment - net
                                                                           (36)        (32)
     Capitalized seed and nursery costs - net                              123          92
     (Increase) decrease in notes receivable - net                      (2,547)      1,170
                                                                      --------    --------
Net cash used in investing activities                                   (3,354)        700
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to unitholders, general partner and minority
       interest                                                        (19,682)    (16,140)
                                                                      --------    --------
Net cash used in financing activities                                  (19,682)    (16,140)
                                                                      --------    --------

Increase in cash and cash equivalents                                      919         311
Cash and cash equivalents - beginning of period                          4,824      10,625
                                                                      --------    --------
Cash and cash equivalents - end of period                             $  5,743    $ 10,936
                                                                      ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                $ 10,916    $ 10,589
                                                                      ========    ========


          See accompanying Notes to Consolidated Financial Statements.


                                    5 of 18

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

BASIS OF PRESENTATION

     These consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1998 Annual Report to Unitholders. Certain reclassifications have been made to the 1998 amounts presented for comparability purposes and have no impact on net income. Operating results for the three, and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.


                                    6 of 18

1.   SHORT-TERM DEBT

     The Company has a credit facility with an affiliate of the General Partner (the "Affiliate Credit Facility") which allows the Company to borrow up to $12.0 million. The Company's obligations under the Affiliate Credit Facility represent unsecured general obligations. Borrowings under the Affiliate Credit Facility bear interest at the prime lending rate as published in the Wall Street Journal plus 1.25%. The prime lending rate was 8.25% at September 30, 1999. The Affiliate Credit Facility expires on June 30, 2000 and all amounts borrowed thereunder shall then be due and payable. There were no outstanding borrowings under the Affiliate Credit Facility at September 30, 1999.

     The Affiliate Credit Facility contains certain restrictive covenants, including limiting the ability of the Company to make cash distributions, incur certain additional indebtedness or incur certain liens. In addition, the Affiliate Credit Facility requires the Company to maintain certain financial ratios. The Company was in compliance with these covenants at September 30, 1999.

     The Affiliate Credit Facility replaced an unsecured revolving credit facility (The "Bank Credit Facility") with a group of banks that the Company terminated on June 30, 1999. The Bank Credit Facility consisted of a $75.0 million acquisition facility and a $25.0 million Working Capital Facility.

2.   PER UNIT INFORMATION

     The Company accounts for income or loss per Unit in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, ("SFAS 128") "Earnings Per Share." SFAS No. 128 requires the Company to present basic income or loss per Common and Subordinated Unit ("Basic EPU"), and diluted income or loss per Unit ("Diluted EPU") information. Basic EPU is calculated by dividing the income or loss allocable to Common and Subordinated Units, i.e., income or loss adjusted for the General Partner's effective 2% interest, by the weighted average number of Common and Subordinated Units outstanding. The net income or loss for the nine month periods ended September 30, 1999 and September 30, 1998 is allocated to the Common and Subordinated Units utilizing the book liquidation method. Under this method, income or loss is allocated in accordance with the liquidation preferences, as set forth in the Company's Partnership Agreement, of the partners' capital accounts of the Common and Subordinated Unitholders. Diluted EPU is calculated by dividing income or loss, after adjusting for the General Partner's effective 2% interest, by the weighted average number of Common and Subordinated Units outstanding.

The weighted average number of Units outstanding are as follows:

THREE AND
NINE MONTH
PERIOD ENDED                            BASIC
                           ------------------------------
                              COMMON         SUBORDINATED       DILUTED
                             --------        ------------       -------
September 30, 1999          8,577,487          4,282,120      12,859,607
September 30, 1998          8,577,487          4,282,120      12,859,607


                                    7 of 18

3.   SUBSEQUENT EVENT

     On October 19, 1999, the Board of Directors of the General Partner authorized the Master Limited Partnership to make a distribution of $0.50 per Unit. The total distribution will be $6,561,024 (including $131,219 to the General Partner) and will be paid on November 15, 1999 to Unitholders of record on October 29, 1999.

4.   NEW ACCOUNTING PRONOUNCEMENT

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting for derivative instruments and hedging activities. The statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999 but has been delayed by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement 133. SFAS No. 137 delays the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Consistent with SFAS No. 137, the Company will adopt SFAS No. 133 as of January 1, 2001. The Company believes that adoption of this statement will not have a material impact on the Company.




                                    8 of 18

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

OVERVIEW

     The Company's principal operations consist of growing and harvesting timber and selling logs, standing timber and related by-products to third party wood processors. These logs and by-products are processed for sale as lumber; molding products; doors; mill work; commodity, specialty, and overlaid plywood products; laminated veneer lumber; engineered wood I-beams; particleboard; hardboard; paper and other wood products. These products are used in residential, commercial, and industrial construction; home remodeling and repair; general industrial applications; and a variety of paper products. The results of the Company's operations and its ability to pay quarterly distributions to its Unitholders depend upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for timber and logs, seasonality, government regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products.

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


                                    9 of 18

CURRENT MARKET CONDITIONS

     Prices for finished wood products such as lumber and plywood increased significantly during the first six months of 1999, remained strong in July and early August, then declined dramatically in late August and September. However, log and timber prices remained strong in the third quarter due to several factors. Late in the third quarter, a U.S. District Court judge issued an injunction against the U.S. Forest Service (USFS), requiring the USFS to put on hold planned timber sales totaling to 217 million board feet. In addition, dry weather created extreme fire conditions, resulting in reduced wood deliveries for most of the summer.

     Average lumber and plywood prices during the third quarter of 1999 remained at levels well above prices during the same period in 1998. Prices for #3 ponderosa pine shop were up 19%, lodgepole pine stud prices were up 19%, Douglas fir #2 and Better green studs were up 29%, and white fir sheathing prices were up 2% from the same period in 1998. These changes may differ from the Company's actual results for the same quarter as the Company's pricing is typically agreed to prior to actual deliveries.

RESULTS OF OPERATIONS

     Selected operating statistics for the Company:

                                              Sales Volume (MBF)                 Price Realization (MBF)
                                              ------------------                 -----------------------

                                                                   Timber                               Timber   Timberland
              Period                     Logs        Stumpage       Deeds       Logs       Stumpage      Deeds   Sales ($000)
              ------                     ----        --------       -----       ----       --------      -----   ------------
               1999
Nine Months Ended September 30         66,380           2,665      70,254       $437           $430       $385             --
Three Months Ended September 30        39,008             744      25,597       $444           $404       $334             --
Three Months Ended June 30             15,376              --      26,898       $455             --       $484             --
Three Months Ended March 31            11,996           1,921      17,759       $395           $440       $308             --

               1998
Nine Months Ended September 30         69,258          27,107          --       $429           $512         --         $6,276
Three Months Ended September 30        29,017          22,617          --       $431           $511         --             --
Three Months Ended June 30             23,832           2,506          --       $432           $570         --         $6,276
Three Months Ended March 31            16,409           1,984          --       $418           $447         --             --



QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

     REVENUES Revenues for the quarter ended September 30, 1999 were $26.2 million, an increase of $1.7 million or 7% over revenues of $24.5 million for the same period in 1998. This increase in revenues was attributable to a $4.8 million increase in log sales partially offset by a $2.7 million decrease in timber deed and stumpage sales and a $0.5 million decrease in chip, by-product and seedling sales.

     Log sales for the quarter ended September 30, 1999 were $17.3 million on volume of 39.0 million board feet ("MMBF") as compared to the same period in 1998 when log sales were $12.5 million on volume of 29.0 MMBF. The increase in log sales volume reflects a late start for logging in the second quarter of the current year due to a heavy snow pack that prolonged the spring break-up. As a result, some of the planned second quarter log sales volume occurred in the third quarter of 1999. The average log sales price was $444 per thousand board feet ("MBF") for the third quarter of 1999, as compared to an average of $431 per MBF for the same period in 1998. This reflects a general increase in log prices, as the species mix remained relatively unchanged. The following explanation of changes in log sales prices may differ from those Current Market Conditions described previously, as most pricing is agreed to prior to

                                   10 of 18
actual delivery. The increase in the average log sales price was primarily attributable to a 4% increase in pine prices and a 10% increase in Douglas-fir prices, partially offset by a 7% decline in white fir prices.

     Timber deed and stumpage sales for the third quarter were $8.9 million on volume of 26.3 MMBF as compared to the same period in 1998 when timber deed and stumpage sales were $11.6 million on volume of 22.6 MMBF. The average timber deed and stumpage sales price was $338 per MBF for the third quarter of 1999 as compared to $511 per MBF for the same period in 1998. This price decrease reflects a substantial change in the sales mix. Substantially all of the 1998 third quarter timber deed and stumpage sales came from older, more valuable timber stands on the Ochoco tract. There were no timber deed or stumpage sales from the Ochoco tract in the third quarter of 1999.

     OPERATING COSTS Operating costs were $16.6 million for the quarter ended September 30, 1999, an increase of $1.6 million or 11% from operating costs of $15.0 million for the same period in 1998. This increase was attributable to a $1.3 million increase in cost of goods sold ("COGS"), and a $0.3 million increase in depreciation, depletion and amortization ("DD&A) expenses.

     COGS for the quarter ended September 30, 1999 was $6.3 million, an increase of $1.3 million or 26% from COGS of $5.0 million for the same period in 1998. This increase was due to a 34% increase in log sales volume to 39.0 MMBF in the third quarter of 1999 from 29.0 MMBF in the same period in 1998.

     SG&A expenses for the quarter ended September 30, 1999 were $1.8 million, a decrease of $0.2 million or 10% from $2.0 million for the same period in 1998. The decrease was primarily due to savings from the closure of the Seattle office in January of 1999. As a percentage of revenues, SG&A decreased to 7% in the third quarter of 1999, as compared to 8% in the third quarter of 1998.

     DD&A expense was $8.1 million for the third quarter of 1999, a $0.3 million or 4% increase over DD&A expense of $7.8 million for the same period in 1998. This increase was due to a 27% increase in sales volume from log, timber deed and stumpage sales to 65.3 MMBF in the third quarter of 1999, as compared to
51.6 MMBF for the same period in 1998. This increase in sales volume was partially offset by a decrease in the Company's timber depletion rate to $121 per MBF in the third quarter of 1999 as compared to $148 per MBF for the same period in 1998. The timber depletion rate per MBF is recomputed annually in the first quarter, and the computation takes into account that timber is a regenerating asset.

     OTHER INCOME & EXPENSE There was no other income in the third quarter of 1999, as compared with a $1.3 million expense recorded in the third quarter of 1998 to mark-to-market an unhedged financial instrument.

     PARTNERS' CAPITAL During the three months ended September 30, 1999 the limited partner interest in the Company declined $2.5 million from $105.5 million to $103.0 million. This decline is the result of the limited partners' $3.9 million share of the Company's net income offset by the $6.4 million of distributions to Unitholders during this period. The General Partner interest in the Company also declined during the three months ended September 30, 1999 reflecting its share of the Company's net income and distributions for the period. The Company expects to continue to make distributions to its Unitholders in excess of its operating earnings. As a result, the Company anticipates that partners' capital will continue to decline.

                                   11 of 18

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES Revenues for the nine months ended September 30, 1999 were $57.6 million, an increase of $6.7 million or 13% over revenues of $50.9 million for the same period in 1998. This increase in revenues was attributable to a $14.3 million increase in timber deed and stumpage sales partially offset by a $0.7 million decrease in log sales, a $6.3 million decrease in timberland sales and a $0.7 million decrease in chip, by-product and seedling sales.
     Log sales for the nine months ended September 30, 1999 were $29.0 million on volume of 66.4 MMBF as compared to the same period in 1998 when log sales were $29.7 million on volume of 69.3 MMBF. The decrease in log sales volume was caused by weather in the second quarter of 1999; logging operations were delayed due to a heavy snow pack that prolonged the spring break-up. The average log sales price for the first nine months of 1999 was $437 per MBF compared to $429 per MBF for the same period in 1998. This reflects a general increase in log prices, as the species mix remained relatively unchanged from the same period in 1998. The following explanation of changes in log sales prices may differ from those Current Market Conditions described previously, as most pricing is agreed to prior to actual delivery. The increase in the average log sales price was primarily attributable to a 2% increase in Douglas-fir prices and a 7% increase in white fir prices. Pine log prices were essentially unchanged.

     Timber deed and stumpage sales for the third quarter were $28.2 million on volume of 72.9 MMBF as compared to the same period in 1998 when timber deed and stumpage sales were $13.9 million on volume of 27.1 MMBF. The increase in timber deed and stumpage volume was primarily the result of a strategy initiated in 1998 to expand the Company's use of timber deed and stumpage sales to meet customer needs and improve margins. The average timber deed and stumpage sales price was $387 per MBF for the third quarter of 1999 as compared to $512 per MBF for the same period in 1998. This price decrease reflects a change in the sales mix. Substantially all of the 1998 timber deed and stumpage sales volume came from older, more valuable timber stands on the Ochoco tract. In 1999, approximately 37% of the timber deed and stumpage sales came from similar timber stands on the Ochoco tract.

     There were no timberland sales in the first nine months of 1999, as compared to a $6.3 million timberland sale during the same period in 1998.

     OPERATING COSTS Operating costs were $35.5 million for the nine months ended September 30, 1999, a decrease of $4.4 million or 11% from operating costs of $39.9 million for the same period in 1998. This decrease was primarily due to a $0.7 million decrease in COGS, a $5.9 million decrease in the cost of timberland sales and a $0.8 million decrease in general and administrative expenses. These reductions were partially offset by a $2.8 million increase in DD&A expenses

     COGS for the nine months ended September 30, 1999 was $11.0 million, a decrease of $0.7 million or 6% from COGS of $11.7 million for the same period in 1998. This decrease was due to a 4% decrease in log sales volume to 66.4 MMBF in the first nine months of 1999 from 69.3 MMBF in the same period in 1998.

     The Company had no timberland sales during the first nine months of 1999, as compared to a sale of 15,304 acres with a cost of $5.9 million during the same period in 1998.

     SG&A expenses for the nine months ended September 30, 1999 were $6.6 million, a decrease of $0.8 million or 11% decrease from $7.4 million for the same period in 1998. This decrease was primarily due to a one-time expense of $1.1 million in the first quarter of 1998 for severance and the repurchase of member interests in the General Partner. This decrease was


                                   12 of 18
partially offset by $0.7 million in severance expenses recorded in the second quarter of 1999 related to the closure of the Seattle office. As a percentage of revenues, SG&A decreased to 12% in the first nine months of 1999, as compared to 15% in same period of 1998.

     DD&A expense was $17.3 million for the nine months of 1999, a $2.8 million or 19% increase over DD&A expense of $14.5 million for the same period in 1998. This increase was due to an increase in sales volume from log, timber deed and stumpage sales to 139.3 MMBF in the first nine months of 1999, as compared to
96.4 MMBF for the same period in 1998. This increase due to sales volume was partially offset by a decrease in the Company's depletion rate to $121 per MBF in the first nine months of 1999 as compared to $148 per MBF for the same period in 1998. The decrease in the depletion rate resulted from the annual recalculation of the depletion rate in the first quarter, and the computation takes into account that timber is a regenerating asset.

     OTHER INCOME & EXPENSE Other income was $1.1 million for the first nine months of 1999, an increase of $2.3 million from the same period in 1998. This increase was due to a gain in 1999 from a mark-to-market adjustment on an unhedged financial instrument. In 1998 the mark-to-market adjustment on the same unhedged financial instrument was an expense.

     PARTNERS' CAPITAL During the nine months ended September 30, 1999 the limited partner interest in the Company declined $12.7 million from $115.7 million to $103.0 million. This decline is the result of the limited partners' $6.6 million share of the Company's net income offset by the $19.3 million of distributions to Unitholders during this period. The General Partner interest in the Company also declined during the nine months ended September 30, 1999 reflecting its share of the Company's net income and distributions for the period. The Company expects to continue to make distributions to its Unitholders in excess of its operating income. As a result, the Company anticipates that partners' capital will continue to decline.

FINANCIAL CONDITION AND LIQUIDITY

     OPERATING ACTIVITIES Cash flows provided by operating activities during the nine months ended September 30, 1999 were $24.0 million, as compared to cash flows provided by operating activities of $15.8 million during the same period in 1998. The $8.2 million increase in cash flows provided by operating activities was primarily due to a $14.3 million increase in timber deed sales and a $0.8 million decrease in SG&A expenses, partially offset by a $6.3 million reduction in timberland sales.

     INVESTING ACTIVITIES Cash flows used by investing activities were $3.4 million during the first nine months of 1999, as compared to cash flows provided by investing activities of $0.7 million during the same period in 1998. Substantially all of this difference is tied to the Company's expanded use of timber deed sales in 1999. In the first nine months of 1999 notes receivable from the sale of timber deeds increased $2.5 million. During the same nine month period in 1998, notes receivable decreased $1.2 million, a source of cash.

     FINANCING ACTIVITIES Cash flows used in financing activities were $19.7 million for the first nine months of 1999, as compared to $16.1 million during the same period in 1998. These amounts represent the Company's payment of distributions to Unitholders, General Partner and minority interest in the first nine months of 1999. There were no cash flows from financing activities in the first three months of 1998, as the Company's first distribution was not paid until May 15, 1998.



                                    13 of 18

     The Company has a credit agreement with an affiliate of the General Partner (the "Affiliate Credit Facility"). The Affiliate Credit Facility allows the Company to borrow up to $12.0 million under certain terms and covenants. The convenants include restrictions on the Company's ability to make cash distributions, incur certain additional indebtedness or incur certain liens. In addition, the Company is required to maintain certain financial ratios. The Affiliate Credit Facility will expire on June 30, 2000. At that time, amounts borrowed will be due and payable. As of September 30, 1999 there were no outstanding borrowings under the Affiliate Credit Facility. The Company's intent is to replace the Affiliate Credit Facility with a bank facility, but management does not expect this replacement to occur until the first half of 2000. The Company also has the ability to generate cash flow through the acceleration of planned log and timber deed sales. In addition, the Company's plan is to retain investment and commercial banks to assist it in raising funds for acquisitions.

     The agreements governing the Company's 9-5/8% senior notes (the "Notes") and the Affiliate Credit Facility contain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. In addition, these agreements require the Company to maintain certain financial ratios. Under the Notes, the Company's average annual harvest volume over any period of four consecutive years cannot exceed 150 MMBF (as adjusted for timberland sales and purchases). The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and three-year periods. As of September 30, 1999 the Company was in compliance with the covenants and ratios pertaining to the Notes and Affiliate Credit Facility.

     Through the first nine months of 1999, the Company funded its operations and met its cash obligations for distributions to its Unitholders and debt service from cash on hand, cash generated from current operations and borrowings under its former bank credit facility and the Affiliate Credit Facility. Cash required to make distributions to all Unitholders at current levels and to pay interest on the Notes is $26.2 million and $21.7 million, respectively, per year.

     Cash required to meet the Company's debt service and quarterly cash distributions will be significant. To meet its working capital requirements, the Company has been harvesting and selling logs, stumpage and timber deed sales at a rate in excess of the General Partner's estimate of the long-term sustainable annual harvest level for its existing merchantable timberlands, which excludes the Company's approximately 180,000 acres of plantations. The General Partner expects that the debt service and quarterly cash distributions will be funded from operations and borrowings. Given projected harvest levels, the long term sustainable harvest levels of the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions at current levels may be adversely affected. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. However, there can be no assurance that prices will improve or that the Company will be able to take any of these actions.


                                    14 of 18

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

     Since early 1998, the company has been assessing its computer hardware and information systems needs and upgrading its systems as appropriate. In 1998, the Company completed the installation of several major hardware and software upgrades: general ledger, accounts payable, accounts receivable, log accounting and telecommunications. Along with this assessment and upgrade of its systems, the Company is also reviewing its systems and applications to ensure its computer and information systems will function properly at Year 2000. The Company had substantially completed this internal review and upgrade as of September 30, 1999. Due to changing status and ongoing recommended modifications by vendors, system assessments and testing will continue through the end of this year. At this time, management of the Company believes that the specific cost of achieving Year 2000 compliance for its current systems will not have a material effect on the Company's consolidated financial statements.

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


                                    15 of 18

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There is no pending litigation and, to the knowledge of the Company, there is no threatened litigation, the unfavorable resolution of which could have a material adverse effect on the business or financial condition of the Company.

ITEMS 2, 3, 4 AND 5 OF PART II are not applicable and have been omitted.



                                   16 of 18

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


(B.) REPORTS ON FORM 8-K


     The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.




                                   17 of 18

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   DATE: NOVEMBER 15, 1999   U.S. TIMBERLANDS COMPANY. L.P.
                             By:  U.S. Timberlands Services Company, L.L.C.
                                  as General Partner



                             By: :  /s/  Greg G. Byrne
                                   -------------------------
                                  Greg G. Byrne
                                  Chief Financial Officer
                                  (Chief Financial Officer, Principal Accounting
                                    Officer and Duly Authorized Officer)

                                   18 of 18