Form 10-Q
period 2000-03-31
U S TIMBERLANDS CO LP
filed 2000-05-15
CIK 1043012

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

             [X]   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2000

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

PART l.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       2000             1999
                                                                    -----------     ------------
Revenues                                                            $  11,924        $  11,129
Cost of timber harvested                                               (3,887)          (2,021)
Depletion, depreciation and road amortization                          (3,803)          (3,984)
                                                                    -----------     ------------
      Gross profit                                                      4,234            5,124


Selling, general and administrative                                    (1,956)          (2,351)
Equity in net income of affiliate                                         996                -
                                                                    -----------     ------------
      Operating income                                                  3,274            2,773


Interest expense                                                       (5,454)          (5,469)
Interest income                                                           122              251
Financing fees                                                           (169)            (169)
Other income                                                              659              882
                                                                    -----------     ------------

      Net loss before general partner and minority interest            (1,568)          (1,732)
General partner and minority interest                                      32               35
                                                                    -----------     ------------

      Net loss allocable to Unitholders                             $  (1,536)       $  (1,697)
                                                                    ===========     ============

      Net loss per Unit - Basic
           Common                                                   $   (0.12)       $   (0.13)
                                                                    ===========     ============
           Subordinated                                             $   (0.12)       $   (0.13)
                                                                    ===========     ============
      Net loss per Unit - Diluted                                   $   (0.12)       $   (0.13)
                                                                    ===========     ============
Distributions per Unit                                              $    0.50        $    0.50
                                                                    ===========     ============




   See accompanying notes to the condensed consolidated financial statements.


                                    2 of 14

                          U.S. TIMBERLANDS COMPANY, LP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         March 31,   December 31,
                                                                            2000         1999
                                                                        -----------   ----------
                                                                        (Unaudited)         *
ASSETS
Current assets:
     Cash and cash equivalents                                            $  3,329     $  2,798
     Accounts and current portion of notes receivable - net                  3,361        3,140
     Prepaid expenses and other current assets                                 440          981
                                                                          --------     --------
         Total current assets                                                7,130        6,919

     Timber and timberlands, net                                           290,575      293,828
     Investment in affiliate                                                19,789       18,243
     Property, plant and equipment, net                                        987        1,038
     Notes receivable - long-term                                              311        2,304
     Deferred financing fees                                                 5,155        5,323
                                                                          --------     --------

                                                                          $323,947     $327,655
         Total assets                                                     ========     ========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable and accrued liabilities                             $  8,932     $  4,472
     Deferred revenue                                                          -             39
                                                                          --------     --------
         Total current liabilities                                           8,932        4,511
                                                                          --------     --------

     Long-term debt                                                        225,000      225,000
                                                                          --------     --------

     Minority Interest                                                         900          981
                                                                          --------     --------


Partners' capital:
     General partner interest                                                  900          981
     Limited partner interest (12,859,607 units issued and outstanding)     88,215       96,182
                                                                          --------     --------
                                                                            89,115       97,163
                                                                          --------     --------

                                                                          $323,947     $327,655
         Total liabilities and partners' capital                          ========     ========



*    Derived from audited Consolidated Balance Sheet as of December 31, 1999

   See accompanying notes to the condensed consolidated financial statements.


                                    3 of 14

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Three Months Ended March 31,
                                                                 ---------------------------
                                                                    2000            1999
                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                         $   7,469       $   1,746
                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Timber, timberlands and road additions                           (417)            (61)
      Purchase of property, plant and equipment - net                    (6)            (36)
      Proceeds from sale of assets                                       46               -
      Increase in other assets                                            -          (1,000)
                                                                 -----------     -----------
Net cash used in investing activities                                  (377)         (1,097)
                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Short-term borrowings                                               -           1,300
      Distributions to unitholders, general partner,
           and minority interest                                     (6,561)         (6,561)
                                                                 -----------     -----------
Net cash used in financing activities                                (6,561)         (5,261)
                                                                 -----------     -----------

Increase (decrease) in cash and cash equivalents                        531          (4,612)
Cash and cash equivalents - beginning of period                       2,798           4,824
                                                                 -----------     -----------

Cash and cash equivalents - end of period                         $   3,329       $     212
                                                                 ===========     ===========


   See accompanying notes to the condensed consolidated financial statements.


                                    4 of 14

                          U.S. TIMBERLANDS COMPANY, LP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (In thousands, except per Unit amounts or as otherwise indicated)
                                   (Unaudited)

1.  Business and Basis of Presentation:
Business
U.S. Timberlands Company, LP (the "MLP"), a Delaware limited partnership, was formed in 1997 to acquire and own 99% of the equity interests in U.S. Timberlands Klamath Falls, LLC (the "Operating Company") and through the Operating Company to acquire and own the business and assets of U.S. Timberlands Management Company, LLC, formerly known as U.S. Timberlands Services Company, LLC. As used herein, "Company" refers to the consolidated entities of the MLP and the Operating Company.

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

U.S. Timberlands Services Company, LLC (the "General Partner") manages the businesses of the MLP and the Operating Company. The General Partner owns a 1% general partner interest in the MLP and a 1% managing member interest in the Operating Company.

Basis of Presentation
These consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly should be read in conjunction with the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1999 Annual Report on Form 10-K.

Reclassifications
Certain amounts presented for 1999 have been reclassified for comparability purposes and have no impact on net income.


                                    5 of 14

2.  Timber and Timberlands:
Timber and timberlands consisted of the following:

                                                                   March 31,        December 31,
                                                                     2000              1999
                                                               ---------------   -----------------
        Timber and logging roads                                   $  317,869          $  317,856
        Timberlands                                                    39,656              39,338
        Seed orchard and nursery stock                                  1,374               1,277
                                                               ---------------   -----------------
                                                                      358,899             358,471
        Less accumulated depletion and road amortization               68,324              64,643
                                                               ---------------   -----------------

                                                                   $  290,575          $  293,828
                                                               ===============   =================

3.   Investment In Affiliate:
Following is summarized financial information for U.S. Timberlands Yakima, LLC, an affiliate of the Company accounted for under the equity method, for the three months ended March 31, 2000:

        Net sales      $   4,785
        Gross profit   $   3,111
        Net income     $   1,401

There are no corresponding amounts for the first three months of 1999 as the Company did not have an investment in the affiliate until October 1999.

4.  Short-Term Debt:
The Company has a credit facility with an affiliate of the General Partner (the "Affiliate Credit Facility") consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bear interest at the prime lending rate as published in the Wall Street Journal plus applicable margin (1.25% at March 31, 2000), which is based on the Company's leverage ratio. The prime lending rate was 9.0% at March 31, 2000. There were no outstanding borrowings under the Affiliate Credit Facility at March 31, 2000. The Affiliate Credit Facility expires June 30, 2000 and any amounts borrowed thereunder shall then be due and payable. The Company intends during the second quarter to renew the Affiliate Credit Facility for one year to mature on June 30, 2001.

5.    Per Unit Information:
The Company accounts for income (loss) per unit in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share." Under SFAS No. 128, the Company is required to present basic income (loss) per common and subordinated unit, and diluted loss per unit information. The weighted average common and subordinated units outstanding were 8,577,487 and 4,282,120, respectively, for both of the three month periods ended March 31, 2000 and March 31, 1999.

                                    6 of 14

6.  New Accounting Pronouncement:
In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which would require the Company to record all derivatives as assets or liabilities at fair value. The statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999 but has been delayed by SFAS No. 137 to all fiscal quarters of fiscal years beginning after June 15, 2000. Consistent with SFAS No. 137, the Company will adopt SFAS No. 133 as of January 1, 2001. Management believes that adoption of this statement will not have a material impact on the Company.

7.  Subsequent Event:
On April 19, 2000, the Board of Directors of the General Partner authorized the MLP to make a distribution of $0.50 per Unit. The total distribution will be $6,561 (including $131 to the General Partner) and will be paid on May 15, 2000 to Unitholders of record on April 28, 2000.


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

Overview

The Company's principal operations consist of growing and harvesting timber and selling logs, standing timber and related by-products to third party wood processors. These logs and by-products are processed for sale as lumber; molding products; doors; mill work; commodity, specialty, and overlaid plywood products; laminated veneer lumber; engineered wood I-beams; particleboard; hardboard; paper and other wood products. These products are used in residential, commercial, and industrial construction; home remodeling and repair; general industrial applications; and a variety of paper products. The results of the Company's operations and its ability to pay quarterly distributions to its Unitholders depend upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for timber and logs, seasonality, government


                                    7 of 14
regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products.

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


Current Market Conditions

     Prices for finished wood products such as lumber and plywood during the first three months of 2000 were generally comparable to prices during the same period in 1999; ponderosa pine #3 shop prices increased 5%, lodgepole pine stud and white fir sheathing prices were flat, and Douglas fir #2 & better green stud prices were down 6%. Log and timber prices were generally higher in the first three months of 2000 as compared to the same period in 1999. This trend reflects a dramatic increase in prices for finished wood products through the third quarter of 1999 with a subsequent decline in prices through the first quarter of 2000. The log and timber price trend generally follows, but lags, finished wood products as log and timber prices are typically agreed to in advance of actual deliveries.

Results of Operations

     Selected operating statistics for the Company:

                                         Sales Volume   (MBF)           Price Realization ($ per MBF)
                                    ----------------------------------  ----------------------------------

                                                             Timber                              Timber
             Period                   Logs      Stumpage      Deeds      Logs       Stumpage      Deeds
             ------                   ----      --------      -----      ----       --------      -----
              2000
Three Months Ended March 31           20,564        503        8,701     $ 425        $  379       $ 325

              1999
Three Months Ended March 31           11,996      1,921       17,759     $ 395        $  440       $ 308



                                    8 of 14

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

     REVENUES Revenues for the quarter ended March 31, 2000 were $11.9 million, an increase of $0.8 million or 7% over revenues of $11.1 million for the same period in 1999. This increase in revenues was attributable to a $4.0 million increase in log sales, partially offset by a $3.3 million decrease in timber deed and stumpage sales.

     Log sales for the quarter ended March 31, 2000 were $8.7 million on volume of 20.6 million board feet ("MMBF"), as compared to the same period in 1999 when log sales were $4.7 million on volume of 12.0 MMBF. The increase in log sales volumes is due to a decision by the Company in the first quarter of 1999 to convert certain stumpage sales to timber deed sales and reduce the need for log sales by the Company. During the first quarter of 2000, the Company utilized log sales to a much higher extent as compared to the first quarter of 1999. The average log sales price was $425 per thousand board feet ("MBF") for the first quarter of 2000, as compared to an average of $395 per MBF for the same period in 1999. This reflects a general increase in log prices, as the species mix remained relatively unchanged. The following explanation of changes in log sales prices may differ from those current market conditions described previously, as most pricing is agreed to prior to actual delivery. The increase in the average log sales price was primarily attributable to a 14% increase in lodgepole pine prices, a 5% increase in Douglas fir prices, and a 21% increase in white fir prices.

     Timber deed and stumpage sales for the first quarter were $3.0 million on volume of 9.2 MMBF, as compared to the same period in 1999 when timber deed and stumpage sales were $6.3 million on volume of 19.7 MMBF. The average timber deed and stumpage sales price was $328 per MBF for the first quarter of 2000, as compared to $321 per MBF for the same period in 1999. The slight price increase reflects the log price increases described above offset by a lower value species mix in the first quarter of 2000 as compared to the same period in 1999.

     GROSS PROFIT Gross profit decreased by $0.9 million from $5.1 million in the first quarter of 1999 to $4.2 million in the first quarter of 2000. As a percentage of sales, gross profit decreased from 46% in the first quarter of 1999 to 36% in the first quarter of 2000. The decrease in gross profit was primarily from three factors. First, the combined log and timber sales volume declined 1.9 MMBF from 31.7 MMBF in the first quarter of 1999 to 29.8 MMBF in the first quarter of 2000. Second, contracted log and haul costs on a per MBF basis were up 11% in the first quarter of 2000 as compared to the same period in 1999 due to longer hauls for delivered logs in the first quarter of 2000. Third, the Company's timber deed and stumpage sales in the first quarter of 2000 were generally composed of a lower value species mix as compared to the same period in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses decreased by $0.4 million from $2.4 million in the first quarter of 1999 to $2.0 million in the first quarter of 2000. As a percentage of net sales, this expense decreased from 22% in the first quarter of 1999 to 17% in the first quarter of 2000. The decrease was primarily due to one-time expenses of $0.6 million related to severance costs incurred in the first quarter of 1999.

     EQUITY IN NET INCOME OF AFFILIATE Equity in net income of affiliate was $1.0 million in the first three months of 2000. This amount reflects the Company's share of the net income from an affiliate in which the Company made an investment during the fourth quarter of 1999 and accounts for under the equity method.


                                    9 of 14

     OTHER INCOME Other income for the first quarter of 2000 was $0.7 million, a decrease of $0.2 million from other income of $0.9 million for the same period in 1999. The decrease is due to the Company recognizing in the first quarter of 1999 $0.8 million of income related to an unrealized gain from marking to market an unhedged financial instrument, offset by $0.6 million of income in 2000 from a guaranteed return on the Company's preferred interest in an affiliate.

     PARTNERS' CAPITAL During the three months ended March 31, 2000, the limited partner interests in the Company declined $8.0 million from $96.2 million to $88.2 million. This decline is the result of the limited partners' $1.5 million share of the Company's net loss plus the $6.4 million of distributions to Unitholders during this period. The General Partner interest in the Company also declined during the three months ended March 31, 2000 reflecting its share of the Company's net loss and distributions for the period. The Company expects to continue to make distributions to its Unitholders in excess of its operating earnings. As a result, the Company anticipates that partners' capital will continue to decline.


Financial Condition and Liquidity

     OPERATING ACTIVITIES Cash flows provided by operating activities during the three months ended March 31, 2000 were $7.5 million, as compared to $1.7 million during the same period in 1999. The $5.8 million increase in cash flows provided by operating activities was primarily due to changes in working capital components. This change in working capital was driven by the Company's high level of timber deed sales during the first quarter of 1999, as compared to the first quarter of 2000. The timber deed sales in the first quarter of 1999 increased notes receivable by $4.3 million, which reduced operating cash flow, while a $1.6 net reduction in notes receivable through collections in the first quarter of 2000 increased operating cash flow.

     INVESTING ACTIVITIES Cash flows used in investing activities were $0.4 million during the first three months of 2000, as compared to $1.1 million during the same period in 1999. The decrease is primarily attributable to a $1.0 million deposit during the first quarter of 1999 that was subsequently returned to the Company.

     FINANCING ACTIVITIES Cash flows used in financing activities were $6.6 million for the first three months of 2000, as compared to $5.3 million during the same period in 1999. The increase is attributable to the fact that the Company had cash provided by net borrowings of approximately $1.3 million during the first quarter of 1999 and had no such borrowings in the first quarter of 2000.

     The Company has a credit agreement with an affiliate of the General Partner (the "Affiliate Credit Facility"). The Affiliate Credit Facility allows the Company to borrow up to $12.0 million under certain terms and covenants. The covenants include restrictions on the Company's ability to make cash distributions, incur certain additional indebtedness or incur certain liens. In addition, the Company is required to maintain certain financial ratios. The
Affiliate Credit Facility will expire on June 30, 2000. At that time, any amounts borrowed will be due and payable. As of March 31, 2000 there were no outstanding borrowings under the Affiliate Credit Facility. The Company intends during the second quarter to renew the Affiliate Credit Facility for one year to mature June 30, 2001. The Company also has the ability to generate cash flow through the acceleration of planned log and timber deed sales. In addition, the Company's plan is to use investment and commercial banks to raise funds for acquisitions.



                                    10 of 14

     The agreements governing the Company's 9-5/8% senior notes (the "Notes") and the Affiliate Credit Facility contain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. In addition, these agreements require the Company to maintain certain financial ratios. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed 150 MMBF (as adjusted for timberland sales and purchases). The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and three-year periods. As of March 31, 2000 the Company was in compliance with the covenants and ratios pertaining to the Notes and Affiliate Credit Facility.

     Through the first three months of 2000, the Company funded its operations and met its cash obligations for distributions to its Unitholders and debt service from cash on hand, cash generated from current operations and borrowings under its Affiliate Credit Facility. Cash required to make distributions to all Unitholders at current levels and to pay interest on the Notes is $26.2 million and $21.7 million, respectively, per year. To make these payments and meet its working capital requirements, the Company has been selling logs and timber at a rate in excess of the General Partner's estimate of the current annual board footage growth on the Company's timberlands. The General Partner expects that the debt service and quarterly cash distributions will be funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions at current levels may be adversely affected. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. However, there can be no assurance that prices will improve or that the Company will be able to take any of these actions.


Year 2000 Issues

     The Company has completed its Year 2000 readiness work and did not experience disruption in its business related to the Year 2000 Issue. In addition to internally assessing its systems and business for Year 2000, the Company contacted all major external third parties that provide products and services to the Company to assess their readiness for Year 2000. The Company made certain investments in systems, applications and products to address the Year 2000 Issue. The Company did not, however, track internal resources dedicated to the resolution of the Year 2000 Issue and therefore, is unable to quantify internal costs incurred to date that are associated with the Year 2000 Issue. The Company believes that direct and indirect expenditures to address the Year 2000 Issue were immaterial to the Company's operations. To date, the Company has not experienced any significant, known Year 2000 issues and has been informed by material third parties that they have also not experienced material Year 2000 issues. The Company will continue to monitor any on-going Year 2000 issues.



                                    11 of 14

PART ll.  OTHER INFORMATION




Item 1.  Legal Proceedings

     There is no pending litigation and, to the knowledge of the Company, there is no threatened litigation, the unfavorable resolution of which could have a material adverse effect on the business or financial condition of the Company.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.



                                    12 of 14

Item 6.  Exhibits and Reports on Form 8-K

 (a.) Exhibits

      +3.1    --   Amended and Restated Agreement of Limited Partnership of U.S. Timberlands Company, LP

      +3.2    --   Second Amended and Restated Operating Agreement of U.S. Timberlands Klamath Falls, LLC

     +10.2    --   Indenture among U.S. Timberlands Klamath Falls, LLC, U.S. Timberlands Finance Corp. and
                   State Street Bank and Trust Company, as trustee
     +10.3    --   Contribution, Conveyance and Assumption Agreement among U.S. Timberlands Company, LP and certain other parties
     *10.4    --   Form of U.S. Timberlands Company, LP 1997 Long-Term Incentive Plan

     *10.5    --   Employment Agreement for Mr. Rudey

     *10.9    --   Supply Agreement between U.S. Timberlands Klamath Falls, LLC and Collins Products LLC

     10.10    --   Operating Agreement of U.S. Timberlands Yakima, LLC

      **16    --   Letter from Arthur Andersen, LLP dated December 8, 1998

     *21.1    --   List of Subsidiaries

      27.1    --   Financial Data Schedule

* Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed November 13, 1997.

** Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K filed on December 8, 1998.

+ Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed January 15, 1998.




(b.) Reports on Form 8-K


     The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.



                                    13 of 14

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




    Date: May 15, 2000         U.S. TIMBERLANDS COMPANY, LP
                               By:  U.S. Timberlands Services Company, LLC
                                       as General Partner



                               By:          /s/  Greg G. Byrne
                                   ---------------------------------
                                    Greg G. Byrne
                                    Chief Financial Officer
                                    (Chief Financial Officer
                                      and Duly Authorized Officer)


                               By:           /s/  Toby A. Luther
                                   ----------------------------------
                                    Toby A. Luther
                                    Corporate Controller - Western Operations
                                    (Principal Accounting Officer)

                                    14 of 14