Form 10-Q
period 2000-06-30
U S TIMBERLANDS CO LP
filed 2000-08-15
CIK 1043012

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

             [X]   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2000

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

PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
-------

                           U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Unit Information)
                                   (Unaudited)

                                                                        QUARTER ENDED JUNE 30,
                                                              ------------------------------------------
                                                                     2000                   1999
                                                              ------------------     -------------------

Revenues                                                               $ 23,960                $ 20,296
Cost of timber harvested                                                 (2,937)                 (2,774)
Depletion, depreciation and road amortization                            (8,142)                 (5,268)
                                                              ------------------     -------------------
      Gross profit                                                       12,881                  12,254
                                                              ------------------     -------------------

Selling, general and administrative                                      (2,205)                 (2,489)
Equity in net loss of affiliate                                            (255)                      -
                                                              ------------------     -------------------
      Operating income                                                   10,421                   9,765
                                                              ------------------     -------------------

Interest expense                                                         (5,402)                 (5,495)
Interest income                                                             108                      99
Financing fees                                                             (168)                   (169)
Other income - net                                                          345                     257
                                                              ------------------     -------------------

      Net income before general partner and minority interest             5,304                   4,457
General partner and minority interest                                      (108)                    (89)
                                                              ------------------     -------------------

      Net income allocable to Unitholders                               $ 5,196                 $ 4,368
                                                              ==================     ===================

      Net income per unit - basic
           Common                                                        $ 0.40                  $ 0.34
                                                              ==================     ===================
           Subordinated                                                  $ 0.40                  $ 0.34
                                                              ==================     ===================
      Net income per unit - diluted                                      $ 0.40                  $ 0.34
                                                              ==================     ===================

Distributions per unit                                                   $ 0.50                  $ 0.50
                                                              ==================     ===================



      See accompanying notes to the condensed consolidated financial statements.





                                    2 of 18

                                    U.S. TIMBERLANDS COMPANY, LP
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In Thousands, Except Per Unit Information)
                                              (Unaudited)

                                                                           Six Months Ended June 30,
                                                                   ------------------------------------------
                                                                          2000                   1999
                                                                   ------------------     -------------------

Revenues                                                                    $ 35,884                $ 31,425
Cost of timber harvested                                                      (6,824)                 (4,796)
Depletion, depreciation and road amortization                                (11,945)                 (9,252)
                                                                   ------------------     -------------------
      Gross profit                                                            17,115                  17,377
                                                                   ------------------     -------------------

Selling, general and administrative                                           (4,161)                 (4,839)
Equity in net income of affiliate                                                741                       -
                                                                   ------------------     -------------------
      Operating income                                                        13,695                  12,538
                                                                   ------------------     -------------------

Interest expense                                                             (10,856)                (10,965)
Interest income                                                                  230                     351
Financing fees                                                                  (337)                   (338)
Other income - net                                                             1,004                   1,139
                                                                   ------------------     -------------------

      Net income before general partner and minority interest                  3,736                   2,725
General partner and minority interest                                            (76)                    (54)
                                                                   ------------------     -------------------

      Net income allocable to Unitholders                                    $ 3,660                 $ 2,671
                                                                   ==================     ===================

      Net income per unit - basic
           Common                                                             $ 0.28                  $ 0.21
                                                                   ==================     ===================
           Subordinated                                                       $ 0.28                  $ 0.21
                                                                   ==================     ===================
      Net income per unit - diluted                                           $ 0.28                  $ 0.21
                                                                   ==================     ===================

Distributions per unit                                                        $ 1.00                  $ 1.00
                                                                   ==================     ===================

    See accompanying notes to the condensed consolidated financial statements.



                                    3 of 18

                          U.S. TIMBERLANDS COMPANY, LP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                     JUNE 30,            DECEMBER 31,
                                                                                       2000                  1999
                                                                                 -----------------    -------------------
                                                                                    (UNAUDITED)                *
ASSETS
Current assets:

    Cash and cash equivalents                                                             $ 2,762                $ 2,798
    Accounts and current portion of notes receivable - net                                  5,226                  3,140
    Prepaid expenses and other current assets                                                  81                    981
                                                                                 -----------------    -------------------

       Total current assets                                                                 8,069                  6,919

    Timber and timberlands, net                                                           284,279                293,828
    Investment in affiliate                                                                19,809                 18,243
    Property, plant and equipment, net                                                        993                  1,038
    Notes receivable - long-term                                                                -                  2,304
    Deferred financing fees                                                                 4,986                  5,323
                                                                                 -----------------    -------------------

       Total assets                                                                     $ 318,136              $ 327,655
                                                                                 =================    ===================

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:

    Accounts payable and accrued liabilities                                              $ 4,378                $ 4,472
    Deferred revenue                                                                            -                     39
                                                                                 -----------------    -------------------

       Total current liabilities                                                            4,378                  4,511
                                                                                 -----------------    -------------------

    Long-term debt                                                                        225,000                225,000
                                                                                 -----------------    -------------------

    Minority Interest                                                                         888                    981
                                                                                 -----------------    -------------------

Partners' capital:
    General partner interest                                                                  888                    981
    Limited partner interest (12,859,607 units issued and outstanding)                     86,982                 96,182
                                                                                 -----------------    -------------------

                                                                                           87,870                 97,163
                                                                                 -----------------    -------------------

       Total liabilities and partners' capital                                          $ 318,136              $ 327,655
                                                                                 =================    ===================

*   Derived from audited Consolidated Balance Sheet as of December 31, 1999.

    See accompanying notes to the condensed consolidated financial statements.



                                    4 of 18

                                    U.S. TIMBERLANDS COMPANY, LP
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In Thousands)
                                             (Unaudited)

                                                                        Six Months Ended June 30,
                                                                ------------------------------------------
                                                                       2000                   1999
                                                                ------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                $ 15,235                 $ 9,880
                                                                ------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Timber, timberlands and road additions                               (2,143)                   (541)
      Purchase of property, plant and equipment - net                         (52)                    (36)
      Proceeds from sale of assets                                             46                       -
      Increase in other assets                                                  -                  (1,000)
                                                                ------------------     -------------------
Net cash used in investing activities                                      (2,149)                 (1,577)
                                                                ------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Short-term borrowings                                                     -                   1,000
      Distributions to unitholders, general partner,
           and minority interest                                          (13,122)                (13,122)
                                                                ------------------     -------------------
Net cash used in financing activities                                     (13,122)                (12,122)
                                                                ------------------     -------------------

Decrease in cash and cash equivalents                                         (36)                 (3,819)
Cash and cash equivalents - beginning of period                             2,798                   4,824
                                                                ------------------     -------------------

Cash and cash equivalents - end of period                                 $ 2,762                 $ 1,005
                                                                ==================     ===================



      See accompanying notes to the condensed consolidated financial statements.




                                    5 of 18

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

BASIS OF PRESENTATION
These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K. Operating results for the quarter and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1999 Annual Report on Form 10-K.

RECLASSIFICATIONS
Certain amounts presented for 1999 have been reclassified for comparability purposes and have no impact on net income.


                                    6 of 18

2.  TIMBER AND TIMBERLANDS:
Timber and timberlands consisted of the following:


                                                                      June 30,           December 31,
                                                                        2000                 1999
                                                                 -------------------  --------------------
        Timber and logging roads                                         $  319,391            $  317,856
        Timberlands                                                          39,691                39,338
        Seed orchard and nursery stock                                        1,551                 1,277
                                                                 -------------------  --------------------

                                                                            360,633               358,471
        Less accumulated depletion and road amortization                     76,354                64,643
                                                                 -------------------  --------------------

                                                                         $  284,279            $  293,828
                                                                 ===================  ====================

3.       INVESTMENT IN AFFILIATE:
The following is summarized financial information for U.S. Timberlands Yakima, LLC, an affiliate of the Company accounted for under the equity method.

                                         QUARTER ENDED       SIX MONTHS ENDED
                                         JUNE 30, 2000        JUNE 30, 2000
                                       -------------------  -------------------

        Net sales                                 $ 4,987            $   9,772
        Gross profit                              $ 2,196            $   5,307
        Net income                                  $ 369            $   1,770


There are no corresponding amounts for the quarter and six month period ended June 30, 1999 as the Company's investment in the affiliate began in October 1999.

In June 2000, the Company purchased timber cutting rights for approximately 4.2 million board feet from U.S. Timberlands Yakima, LLC for $1.3 million. These timber cutting rights expire in June 2003. In accordance with equity method accounting, the Company's portion of the gross profit ($436 or 49%) realized by U.S. Timberlands Yakima, LLC from the sale of these timber cutting rights has been eliminated for presentation in the Company's condensed consolidated financial statements.

4.  SHORT-TERM DEBT:
The Company has a credit facility with an affiliate of the General Partner (the "Affiliate Credit Facility") consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bear interest at the prime lending rate as published in the Wall Street Journal plus applicable margin (1.25% at June 30, 2000), which is based on the Company's leverage ratio. The prime lending rate was 9.50% at June 30, 2000. There were no outstanding borrowings under the Affiliate Credit Facility at June 30, 2000. The Affiliate Credit Facility expires June 30, 2001 and any amounts borrowed thereunder shall then be due and payable.


                                    7 of 18

5. PER UNIT INFORMATION:
The Company accounts for income (loss) per unit in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share." Under SFAS No. 128, the Company is required to present basic income per common and subordinated unit, and diluted income per unit information. The weighted average common and subordinated units outstanding were 8,577,487 and 4,282,120, respectively, for the quarters and six month periods ended June 30, 2000 and June 30, 1999.

6.  SUBSEQUENT EVENT:
On July 19, 2000, the Board of Directors of the General Partner authorized the MLP to make a distribution of $0.50 per Unit. The total distribution will be $6,561 (including $131 to the General Partner) and will be paid on August 14, 2000 to Unitholders of record on July 31, 2000.

7.  NEW ACCOUNTING PRONOUNCEMENT:
In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting for derivative instruments and hedging activities, and would require the Company to record all derivatives as assets or liabilities at fair value. Implementation of the statement was delayed by SFAS No. 137 to all fiscal quarters of fiscal years beginning after June 15, 2000. Consistent with SFAS No. 137, the Company will adopt SFAS No. 133 as of January 1, 2001. Management believes that adoption of this statement will not have a material impact on the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

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


                                    8 of 18

OVERVIEW
--------

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

SEASONALITY
-----------

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


CURRENT MARKET CONDITIONS
-------------------------

     During the second quarter of 2000 prices for finished wood products (e.g., lumber, plywood, and engineered wood products) declined from prior year levels. Average prices in the second quarter for Ponderosa Pine #3 shop, Lodgepole Pine studs, White Fir sheathing, and Douglas Fir #2 & better green studs were down 5%, 16%, 25%, and 7% respectively from the same period in 1999. Driven by the decline in finished wood product prices, log and timber prices started dropping in late April and continued through the beginning of the third quarter of this year.


                                    9 of 18

RESULTS OF OPERATIONS
---------------------

         Selected operating statistics for the Company:


                                                 Sales Volume (MBF)                       Price Realization (MBF)
                                        --------------------------------------    ----------------------------------------
                                                                       Timber                                     Timber
              Period                     Logs           Stumpage        Deeds          Logs        Stumpage         Deeds
              ------                     ----           --------        -----          ----        --------         -----
               2000
Three Months Ended June 30                 13,908             -         51,037         $ 432           $ -          $ 346
Three Months Ended March 31                20,564           503          8,701         $ 425         $ 379          $ 325

               1999
Three Months Ended June 30                 15,376             -         26,898         $ 455           $ -          $ 484
Three Months Ended March 31                11,996         1,921         17,759         $ 395         $ 440          $ 308


QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

     REVENUES Revenues for the quarter ended June 30, 2000 were $24.0 million, an increase of $3.7 million or 18% over revenues of $20.3 million for the same period in 1999. This increase in revenues was attributable to a $4.6 million increase in timber deed sales, partially offset by a $1.0 million decrease in log sales.

     Timber deed sales for the second quarter of 2000 were $17.6 million on volume of 51.0 million board feet ("MMBF"), as compared to the same period in 1999, when timber deed sales were $13.0 million on 26.9 MMBF. The average timber deed price was $346 per thousand board feet ("MBF") during the second quarter of 2000, as compared to $484 per MBF for the same period in 1999. The decrease in the average price reflects a lower value grade of timber sold from the Ochoco Timberlands.

     Log sales for the quarter ended June 30, 2000 were $6.0 million on volume of 13.9 MMBF, as compared to the same period in 1999 when log sales were $7.0 million on 15.4 MMBF. The average sales price was $432 per MBF for the second quarter of 2000, as compared to an average of $455 per MBF for the same period in 1999. The decline in log prices reflects a general decrease in log prices and a slightly lower value species mix sold during the second quarter of 2000 as compared to the same period in 1999. The decrease in the average log sales price was primarily attributable to 16% and 13% decreases in Douglas Fir and Lodgepole Pine prices, respectively.

     GROSS PROFIT Gross profit increased $0.6 million from $12.3 million in the second quarter of 1999 to $12.9 million in the second quarter of 2000. As a percentage of sales, gross profit decreased from 60% in the second quarter of 1999 to 54% in the second quarter of 2000. The dollar increase in gross profit is attributed to a higher overall sales volume in the second quarter of 2000 as compared to the same period in 1999. The decrease in gross profit as a percentage of sales was primarily from two factors. First, contracted log and haul costs on a per MBF basis were up 37% in the second quarter of 2000 as compared to the same period in 1999 due to longer hauls for delivered logs and increased fuel costs. Second, the Company's timber deed sales in the second quarter of 2000 were generally composed of a lower value grade mix as compared to the same period in 1999.


                                    10 of 18

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses decreased by $0.3 million from $2.5 million in the second quarter of 1999 to $2.2 million in the second quarter of 2000. As a percentage of net sales, this expense decreased from 12% for the second quarter of 1999 to 9% in the second quarter of 2000. The decrease was primarily due to $0.7 million of severance expenses from the closure of the Seattle office in the second quarter of 1999 offset by an increase of $0.3 million for professional services expenses during the second quarter of 2000 as compared to the same period in 1999.

     EQUITY IN NET LOSS OF AFFILIATE Equity in net loss of affiliate was $0.3 million for the second quarter of 2000. This amount reflects the Company's share of the net loss from an affiliate accounted for under the equity method. The Company made its investment in the affiliate during the fourth quarter of 1999.

     PARTNERS' CAPITAL During the quarter ended June 30, 2000, the limited partner interests in the Company declined $1.2 million from $88.2 million to $87.0 million. This decline is the result of the limited partners' $5.2 million share of the Company's net income less the $6.4 million of distributed to the limited partners during this period. The General Partner interest in the Company also declined during the quarter ended June 30, 2000 reflecting its share of the Company's net income and distributions for the period. The Company expects to continue to make distributions in excess of its operating earnings. As a result, the Company anticipates that partners' capital will continue to decline.



SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     REVENUES Revenues for the six months ended June 30, 2000 were $35.9 million, an increase of $4.5 million or 14% over revenues of $31.4 million for the same period in 1999. This increase in revenues was primarily attributable to a $3.0 million increase in log sales as well as a $1.4 million increase in timber deed and stumpage sales.

     Log sales for the six months ended June 30, 2000 were $14.7 million on volume of 34.5 MMBF, as compared to the same period in 1999 when log sales were $11.7 million on 27.4 MMBF. The average sales price for logs during the six month period ended June 30, 2000 was comparable to the average sales price for logs during the same period in 1999. This is due primarily to a higher value species mix as compared to the six months ended June 30, 1999. Ponderosa Pine prices have remained relatively stable and the average log sales price for White fir for the six months ended June 30, 2000 was 8% higher than for the same period in 1999.

     Timber deed and stumpage sales for the six months ended June 30, 2000 were $20.7 million on volume of 60.2 MMBF, as compared to the same period in 1999, when timber deed and stumpage sales were $19.3 million on volume of 46.6 MMBF. The average timber deed and stumpage sales price for the six months ended June 30, 2000 was $343 per MBF, as compared to $415 per MBF for the same period in 1999. The decrease in average timber deed and stumpage sales price can be attributed to a lower value grade mix of timber sold from the Ochoco Timberlands.


                                    11 of 18

     GROSS PROFIT Gross profit decreased $0.3 million from $17.4 million in the first six months of 1999 to $17.1 million in the first six months of 2000. As a percentage of sales, gross profit decreased from 55% in the first six months of 1999 to 48% in the same period of 2000. The decrease in gross profit was primarily from two factors. First, contracted log and haul costs on a per MBF basis were up 22% in the first six months of 2000 as compared to the same period in 1999 due to longer hauls for delivered logs and higher fuel costs. Second, the Company's timber deed sales were generally composed of a lower value grade mix as compared to the same period in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses decreased by $0.6 million from $4.8 million in the first six months of 1999 to $4.2 million in the first six months of 2000. As a percentage of net sales, this expense decreased from 15% for the six months ended June 30, 1999 to 12% in the first six months of 2000. The decrease was primarily due to $0.7 million in severance expenses from the closure of the Seattle office in 1999.

     EQUITY IN NET INCOME OF AFFILIATE Equity in net income of affiliate was $0.7 million for the six month period ended June 30, 2000. This amount reflects the Company's share of the net income from an affiliate accounted for under the equity method. The Company made its investment in the affiliate during the fourth quarter of 1999.

     PARTNERS' CAPITAL During the six months ended June 30, 2000, the limited partner interests in the Company declined $9.2 million from $96.2 million to $87.0 million. This decline is the result of the limited partners' $3.7 million share of the Company's net income less the $12.9 million of distributions to the limited partners during this period. The General Partner interest in the Company also declined during the first six months of 2000 reflecting its share of the Company's net income and distributions for the period. The Company expects to continue to make distributions in excess of its operating earnings. As a result, the Company anticipates that partners' capital will continue to decline.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     OPERATING ACTIVITIES Cash flows provided by operating activities during the six months ended June 30, 2000 were $15.2 million, as compared to $9.9 million during the same period in 1999. The $5.3 million increase in cash flows provided by operating activities was primarily due to changes in working capital components. The change in working capital was primarily driven by the fact that the Company utilized notes receivable for timber deed sales during the first quarter of 1999 and the Company received cash for its timber deed sales during the first six months of 2000. Timber deed sales during the first quarter of 1999 resulted in notes receivable of $4.3 million, which reduced operating cash flow during the first six months of 1999, while a $2.1 million net reduction of notes receivable through collections during the first six months of 2000 increased operating cash flow during the first six months of 2000. The increase related to changes in notes receivable is partially offset by a $1.6 million non-cash increase in the Company's investment in its affiliate from the Company's share of the affiliate's net income and the accrual of a preferred dividend from the Company's preferred investment in its affiliate.

     INVESTING ACTIVITIES Cash flows used in investing activities were $2.1 million during the first six months of 2000, as compared to $1.6 million during the same period in 1999. The increase is primarily attributable to the Company's purchase of cutting rights from its affiliate for approximately $1.3 million, partially offset by a $1.0 million deposit during the first quarter of 1999 that was subsequently returned to the Company.

                                    12 of 18

      FINANCING ACTIVITIES Cash flows used in financing activities were $13.1 million for the first six months of 2000, as compared to $12.1 million during the same period in 1999. The increase is attributable to the fact that the Company had cash provided by net borrowings of approximately $1.0 million during the first six months of 1999 and had no such net borrowings in the first six months of 2000.

     The Company has a credit agreement with an affiliate of the General Partner (the "Affiliate Credit Facility"). The Affiliate Credit Facility allows the Company to borrow up to $12.0 million under certain terms and covenants. The covenants include restrictions on the Company's ability to make cash distributions, incur certain additional indebtedness or incur certain liens. In addition, the Company is required to maintain certain financial ratios. The
Affiliate Credit Facility will expire on June 30, 2001. At that time, any amounts borrowed will be due and payable. As of June 30, 2000 there were no outstanding borrowings under the Affiliate Credit Facility. The Company has the ability to generate cash flow through the acceleration of planned log and timber deed sales. In addition, the Company's plan is to use investment and commercial banks to raise funds for acquisitions.

     The agreements governing the Company's 9-5/8% senior notes (the "Notes") and the Affiliate Credit Facility contain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. In addition, these agreements require the Company to maintain certain financial ratios. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and three-year periods. As of June 30, 2000 the Company was in compliance with the covenants and ratios pertaining to the Notes and Affiliate Credit Facility.

     Through the first six months of 2000, the Company funded its operations and met its cash requirements for distributions to its Unitholders and debt service from cash on hand, cash generated from current operations and borrowings under its Affiliate Credit Facility.

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



                                    13 of 18

YEAR 2000 ISSUES
----------------

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


                                    14 of 18

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There is no pending litigation and, to the knowledge of the Company, there is no threatened litigation, the unfavorable resolution of which could have a material adverse effect on the business or financial condition of the Company.

ITEMS 2, 3, 4 AND 5 OF PART II are not applicable and have been omitted.
------------------------------


                                    15 of 18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (A.) EXHIBITS



                +3.1    --       Amended and Restated Agreement of Limited Partnership of U.S. Timberlands Company, LP

                +3.2    --       Second Amended and Restated Operating Agreement of U.S. Timberlands Klamath Falls, LLC

               +10.2    --       Indenture among U.S. Timberlands Klamath Falls, LLC, U.S. Timberlands Finance Corp.
                                 and State Street Bank and Trust Company, as trustee

               +10.3    --       Contribution, Conveyance and Assumption Agreement among U.S. Timberlands Company, LP and certain other parties

               *10.4    --       Form of U.S. Timberlands Company, LP 1997 Long-Term Incentive Plan

               *10.5    --       Employment Agreement for Mr. Rudey

               *10.9    --       Supply Agreement between U.S. Timberlands Klamath Falls, LLC and Collins Products LLC

             ++10.10    --       Operating Agreement of U.S. Timberlands, Yakima LLC

               10.11    --       Agreement with Greg Byrne

                **16    --       Letter from Arthur Andersen, LLP dated December 8, 1998

               *21.1    --       List of Subsidiaries

                27.1    --       Financial Data Schedule

* Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed November 13, 1997.

** Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K filed on December 8, 1998.

+ Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed January 15, 1998.

++ Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q filed on May 15, 2000.

(B.) REPORTS ON FORM 8-K


         The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.



                                    16 of 18

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




    DATE: AUGUST 14, 2000        U.S. TIMBERLANDS COMPANY, LP
                                 By:  U.S. Timberlands Services Company, LLC
                                         as General Partner



                                 By:                /s/  Thomas C. Ludlow
                                     -------------------------------------------
                                      Thomas C. Ludlow
                                      Chief Financial Officer
                                      (Chief Financial Officer
                                        and Duly Authorized Officer)


                                 By:                /s/  Toby A. Luther
                                     -------------------------------------------
                                      Toby A. Luther
                                      Corporate Controller - Western Operations
                                      (Principal Accounting Officer)

                                    17 of 18