Form 10-Q
period 2000-09-30
U S TIMBERLANDS CO LP
filed 2000-11-14
CIK 1043012

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------
                                    FORM 10-Q
                     --------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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
                                   (UNAUDITED)

                                                                                        QUARTER ENDED SEPTEMBER 30,

                                                                                 ------------------------------------------
                                                                                        2000                    1999
                                                                                 -------------------     ------------------

Revenues                                                                                   $ 14,064               $ 26,175
Cost of timber harvested                                                                     (4,785)                (6,709)
Depletion, depreciation and road amortization                                                (6,563)                (8,077)
                                                                                 -------------------     ------------------
       Gross profit                                                                           2,716                 11,389

Selling, general and administrative                                                          (2,525)                (1,801)
Equity in net loss of affiliate                                                                 (61)                     -
                                                                                 -------------------     ------------------
       Operating income                                                                         130                  9,588

Interest expense                                                                             (5,569)                (5,495)
Interest income                                                                                  85                     55
Financing fees                                                                                 (169)                  (169)
Other income - net                                                                              233                      2
                                                                                 -------------------     ------------------

       Net income (loss) before general partner and minority interest                        (5,290)                 3,981
General partner and minority interest                                                           106                    (80)
                                                                                 -------------------     ------------------

       Net income (loss) allocable to Unitholders                                          $ (5,184)               $ 3,901
                                                                                 ===================     ==================

       Net income (loss) per Unit - Basic

            Common                                                                          $ (0.40)                $ 0.30
                                                                                 ===================     ==================
            Subordinated                                                                    $ (0.40)                $ 0.30
                                                                                 ===================     ==================
       Net income (loss) per Unit - Diluted                                                 $ (0.40)                $ 0.30
                                                                                 ===================     ==================

Distributions per Unit                                                                       $ 0.50                 $ 0.50
                                                                                 ===================     ==================



     See accompanying notes to the condensed consolidated financial statements.




                                    2 of 19

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,

                                                                              --------------------------------------------
                                                                                      2000                    1999
                                                                              --------------------    --------------------
Revenues                                                                                 $ 49,948                $ 57,600
Cost of timber harvested                                                                  (11,609)                (11,505)
Depletion, depreciation and road amortization                                             (18,508)                (17,329)
                                                                              --------------------    --------------------
      Gross profit                                                                         19,831                  28,766

Selling, general and administrative                                                        (6,686)                 (6,640)
Equity in net income of affiliate                                                             680                       -
                                                                              --------------------    --------------------
      Operating income                                                                     13,825                  22,126

Interest expense                                                                          (16,425)                (16,460)
Interest income                                                                               315                     406
Financing fees                                                                               (506)                   (507)
Other income - net                                                                          1,237                   1,141
                                                                              --------------------    --------------------

      Net income (loss) before general partner and minority interest                       (1,554)                  6,706
General partner and minority interest                                                          30                    (134)
                                                                              --------------------    --------------------

      Net income (loss) allocable to Unitholders                                         $ (1,524)                $ 6,572
                                                                              ====================    ====================

      Net income (loss) per Unit - Basic

           Common                                                                         $ (0.12)                 $ 0.51
                                                                              ====================    ====================
           Subordinated                                                                   $ (0.12)                 $ 0.51
                                                                              ====================    ====================
      Net income (loss) per Unit - Diluted                                                $ (0.12)                 $ 0.51
                                                                              ====================    ====================

Distributions per Unit                                                                     $ 1.50                  $ 1.50
                                                                              ====================    ====================

     See accompanying notes to the condensed consolidated financial statements.


                                    3 of 19

                          U.S. TIMBERLANDS COMPANY, LP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   SEPTEMBER 30,            DECEMBER 31,
                                                                                       2000                     1999
                                                                               ---------------------    --------------------
                                                                                    (UNAUDITED)                  *
ASSETS
Current assets:


    Cash and cash equivalents                                                               $ 1,419                 $ 2,798
    Accounts and current portion of notes receivable - net                                    7,252                   3,140
    Prepaid expenses and other current assets                                                    16                     981
                                                                               ---------------------    --------------------

       Total current assets                                                                   8,687                   6,919

    Timber and timberlands, net                                                             278,022                 293,828
    Investment in affiliate                                                                  19,960                  18,243
    Property, plant and equipment, net                                                          964                   1,038
    Notes receivable - long-term                                                                  -                   2,304
    Deferred financing fees                                                                   4,817                   5,323
                                                                               ---------------------    --------------------
       Total assets                                                                       $ 312,450               $ 327,655
                                                                               =====================    ====================
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:

    Accounts payable and accrued liabilities                                               $ 10,543                 $ 4,472
    Deferred revenue                                                                              -                      39
                                                                               ---------------------    --------------------
       Total current liabilities                                                             10,543                   4,511
                                                                               ---------------------    --------------------
    Long-term debt                                                                          225,000                 225,000
                                                                               ---------------------    --------------------
    Minority Interest                                                                           769                     981
                                                                               ---------------------    --------------------
Partners' capital:
    General partner interest                                                                    769                     981
    Limited partner interest (12,859,607 units issued and outstanding)                       75,369                  96,182
                                                                               ---------------------    --------------------
                                                                                             76,138                  97,163
                                                                               ---------------------    --------------------
       Total liabilities and partners' capital                                            $ 312,450               $ 327,655
                                                                               =====================    ====================

*   Derived from audited Consolidated Balance Sheet as of December 31, 1999

    See accompanying notes to the condensed consolidated financial statements.



                                    4 of 19

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,

                                                                              --------------------------------------------
                                                                                      2000                    1999
                                                                              --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                                $ 20,589                $ 21,408
                                                                              --------------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Timber, timberlands and road additions                                               (2,279)                   (771)
      Purchase of property, plant and equipment - net                                         (52)                    (36)
      Proceeds from sale of assets                                                             46                       -
                                                                              --------------------    --------------------
Net cash used in investing activities                                                      (2,285)                   (807)
                                                                              --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Distributions to unitholders, general partner,
           and minority interest                                                          (19,683)                (19,682)
                                                                              --------------------    --------------------
Net cash used in financing activities                                                     (19,683)                (19,682)
                                                                              --------------------    --------------------

Increase (decrease) in cash and cash equivalents                                           (1,379)                    919
Cash and cash equivalents - beginning of period                                             2,798                   4,824
                                                                              --------------------    --------------------

Cash and cash equivalents - end of period                                                 $ 1,419                 $ 5,743
                                                                              ====================    ====================



      See accompanying notes to the condensed consolidated financial statements.



                                    5 of 19

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

BASIS OF PRESENTATION

These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K. Operating results for the quarter and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1999 Annual Report on Form 10-K.

RECLASSIFICATIONS

Certain amounts presented for 1999 have been reclassified for comparability purposes and have no impact on net income.



                                    6 of 19

2.  TIMBER AND TIMBERLANDS:

Timber and timberlands consisted of the following:

                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                            2000                 1999
                                                                     -------------------  --------------------

Timber and logging roads                                                     $  319,458            $  317,856
Timberlands                                                                      39,691                39,338
Seed orchard and nursery stock                                                    1,684                 1,277
                                                                     -------------------  --------------------

                                                                                360,833               358,471
Less accumulated depletion and road amortization                                 82,811                64,643
                                                                     -------------------  --------------------

                                                                             $  278,022            $  293,828
                                                                     ===================  ====================

3.  INVESTMENT IN AFFILIATE:
The following is summarized financial information for U.S. Timberlands Yakima, LLC, an affiliate of the Company accounted for under the equity method.

                                     QUARTER ENDED         NINE MONTHS ENDED
                                  SEPTEMBER 30, 2000       SEPTEMBER 30, 2000

                                 ----------------------  -----------------------

Net sales                              $    7,404              $    17,177
Gross profit                           $    1,980              $     7,295
Net income (loss)                      $     (125)             $     1,642


There are no corresponding amounts for the quarter and nine month period ended September 30, 1999 as the Company's investment in the affiliate began in October 1999.

4.  SHORT-TERM DEBT:

The Company has a credit facility with an affiliate of the General Partner (the "Affiliate Credit Facility") consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bear interest at the prime lending rate as published in the Wall Street Journal plus applicable margin (1.25% at September 30, 2000), which is based on the Company's leverage ratio. The prime lending rate was 9.50% at September 30, 2000. There were no outstanding borrowings under the Affiliate Credit Facility at September 30, 2000. The Affiliate Credit Facility expires June 30, 2001 and any amounts borrowed thereunder shall then be due and payable.


                                    7 of 19

5.  PER UNIT INFORMATION:

The Company accounts for income (loss) per unit in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share." Under SFAS No. 128, the Company is required to present basic income per common and subordinated unit, and diluted income per unit information. The weighted average common and subordinated units outstanding were 8,577,487 and 4,282,120, respectively, for the quarters and nine month periods ended September 30, 2000 and September 30, 1999.

6.  SUBSEQUENT EVENTS:

On November 2, 2000 the Company announced that a group lead by senior management has begun the process to explore taking the Company private. On November 9, 2000 the Board of Directors of the General Partner established an independent committee to evaluate management proposals to take the Company private.

On October 17, 2000, the Board of Directors of the General Partner authorized the MLP to make a distribution of $0.50 per Unit. The total distribution will be $6,561 (including $131 to the General Partner) and will be paid on November 14, 2000 to Unitholders of record on October 30, 2000.

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


                                    8 of 19

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

CURRENT MARKET CONDITIONS

     Third quarter 2000 prices for finished wood products (e.g., lumber, plywood, and engineered wood products) declined from prior year levels. Average prices during the third quarter for Ponderosa Pine # 3 shop, Lodgepole pine studs, White fir sheathing, and Douglas fir # 2 were down 34%, 30%, 33%, and 33% respectively from the same period in 1999. Log and timber prices were down from 1999 levels for the same period due to this decline in finished product prices.


                                    9 of 19

RESULTS OF OPERATIONS

         Selected operating statistics for the Company:

                                              Sales Volume (MBF)                           Price Realization (MBF)
                                        ------------------------------------------   --------------------------------------
                                                                          Timber                                      Timber
                Period                       Logs         Stumpage         Deeds          Logs        Stumpage        Deeds
                ------                       ----         --------         -----          ----        --------        -----
                 2000

Nine Months Ended September 30                 57,190       503           89,239          $ 405         $ 379          $ 292
3rd Quarter                                    22,718         -           29,501          $ 372           $ -          $ 189
2nd Quarter                                    13,908         -           51,037          $ 432           $ -          $ 346
1st Quarter                                    20,564       503            8,701          $ 425         $ 379          $ 325

                 1999
Nine Months Ended September 30                 66,380     2,665           70,254          $ 437         $ 430          $ 385
3rd Quarter                                    39,008       744           25,597          $ 444         $ 404          $ 334
2nd Quarter                                    15,376         -           26,898          $ 455           $ -          $ 484
1st Quarter                                    11,996     1,921           17,759          $ 395         $ 440          $ 308

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

     REVENUES Revenues for the quarter ended September 30, 2000 were $14.1 million, a decrease of $12.1 million or 46% from revenues of $26.2 million for the same period in 1999. Revenues during the third quarter of 2000 were below the Company's expectations due to the continued industry declines. Pricing for some of the Company's species is at or near 15-year lows.

     Timber deed and stumpage sales for the third quarter of 2000 were $5.6 million on volume of 29.5 million board feet ("MMBF"), as compared to the same period in 1999, when timber deed and stumpage sales were $8.9 million on 26.3 MMBF. The average timber deed and stumpage price was $189 per thousand board feet ("MBF") during the third quarter of 2000, as compared to $338 per MBF for the same period in 1999. The decrease in deed and stumpage value reflects the lower value grade of timber sold from the Ochoco Timberlands as well as deteriorating market prices.

     Log sales for the quarter ended September 30, 2000 were $8.4 million on volume of 22.7 MMBF, as compared to the same period in 1999 when log sales were $17.3 million on 39.0 MMBF. The average sales price was $372 per MBF for the third quarter of 2000, as compared to an average of $444 per MBF for the same period in 1999. The decline in log prices reflects a general decrease in log prices and a significant shift to a lower value species mix sold during the third quarter of 2000 as compared to the same period in 1999. The decrease in the average log sales price was primarily attributable to a 32% decrease in Lodgepole Pine prices combined with an average decrease of approximately 15% in the prices of Douglas Fir and White Fir during the third quarter of 2000 as compared to the same period in 1999.

     GROSS PROFIT Gross profit decreased $8.7 million from $11.4 million in the third quarter of 1999 to $2.7 million in the third quarter of 2000. As a percentage of sales, gross profit decreased from 44% in the third quarter of 1999 to 19% in the third quarter of 2000. The decrease in gross profit dollars is attributed to a lower overall sales volume in the third quarter of 2000 as compared to the same





                                    10 of 19
period in 1999, deteriorating market prices and an increase in contracted log and haul costs. Log and haul costs increased due to longer haul distances for delivered logs as well as rising fuel costs. As a percentage of sales gross profit is down due to the deteriorating market prices and an increase in log and haul costs.






                                    11 of 19

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $0.7 million from $1.8 million in the third quarter of 1999 to $2.5 million in the third quarter of 2000. The increase was primarily due to $0.2 million of severance expenses for the Company's former Chief Financial Officer, a $0.3 increase in professional service expenses, and increased property taxes due to new Oregon property tax legislation effective for the property tax year beginning July 1, 2000 during the third quarter of 2000 as compared to the same period in 1999.

     EQUITY IN NET LOSS OF AFFILIATE Equity in net loss of affiliate was $0.1 million for the third quarter of 2000. This amount reflects the Company's share of the net loss from an affiliate accounted for under the equity method. The Company made its investment in the affiliate during the fourth quarter of 1999.

     PARTNERS' CAPITAL During the quarter ended September 30, 2000, the limited partner interests in the Company declined $11.6 million from $87.0 million to $75.4 million. This decline is the result of the limited partners' $5.2 million share of the Company's net loss as well as the $6.4 million distributed to the limited partners during this period. The General Partner interest in the Company also declined during the quarter ended September 30, 2000 reflecting its share of the Company's net income and distributions for the period. The Company expects to continue to make distributions in excess of its operating earnings. As a result, the Company anticipates that partners' capital will continue to decline.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES Revenues for the nine months ended September 30, 2000 were $49.9 million, a decrease of $7.7 million or 13% from revenues of $57.6 million for the same period in 1999. This decrease in revenues was primarily attributable to low realizations on delivered log values and decreased demand in the industry in general.

     Log sales for the nine months ended September 30, 2000 were $23.2 million on volume of 57.2 MMBF, as compared to the same period in 1999 when log sales were $29.0 million on 66.4 MMBF. The average sales price for logs during the nine month period ended September 30, 2000 was $405 per MBF compared to $437 per MBF in for the same period in 1999. This is due to continued declines in the prices and demand in the timber industry.

     Timber deed and stumpage sales for the nine months ended September 30, 2000 were $26.3 million on volume of 89.7 MMBF, as compared to the same period in 1999, when timber deed and stumpage sales were $28.2 million on volumes of 72.9 MMBF. The average timber deed and stumpage sales price for the nine months ended September 30, 2000 was $293 per MBF, as compared to $387 per MBF for the same period in 1999. The decrease in average timber deed and stumpage sales price can be attributed to a lower value grade mix of timber sold from the Ochoco Timberlands.




                                    12 of 19

     GROSS PROFIT Gross profit decreased $9.0 million from $28.8 million in the first nine months of 1999 to $19.8 million in the first nine months of 2000. The decrease in gross profit was primarily from three factors. First, contracted log and haul costs on a per MBF basis were approximately 20% higher in the first nine months of 2000 as compared to the same period in 1999 due to longer hauls for delivered logs and higher fuel costs. Second, the Company's timber deed sales were composed of a lower value grade mix as compared to the same period in 1999. Finally, continued declines in the timber markets have resulted in lower realizations on delivered log values.

     EQUITY IN NET INCOME OF AFFILIATE Equity in net income of affiliate was $0.7 million for the nine month period ended September 30, 2000. This amount reflects the Company's share of the net income from an affiliate accounted for under the equity method. The Company made its investment in the affiliate during the fourth quarter of 1999.

     PARTNERS' CAPITAL During the nine months ended September 30, 2000, the limited partner interests in the Company declined $20.8 million from $96.2 million to $75.4 million. This decline is the result of the limited partners' $1.5 million share of the Company's net loss plus the $19.3 million of distributions to the limited partners during this period. The General Partner interest in the Company also declined during the first nine months of 2000 reflecting its share of the Company's net loss and distributions for the period. The Company expects to continue to make distributions in excess of its operating earnings. As a result, the Company anticipates that partners' capital will continue to decline.

FINANCIAL CONDITION AND LIQUIDITY

     OPERATING ACTIVITIES Cash flows provided by operating activities during the nine months ended September 30, 2000 were $20.6 million, as compared to $21.4 million during the same period in 1999. The $0.8 decrease is due to net income decreasing $8.1 million for the first nine months of 2000 as compared to the same period in 1999 combined with an increase in cash flows provided due to changes in working capital components. The change in working capital was primarily driven by the fact that the Company utilized notes receivable for timber deed sales during the first quarter of 1999 and the Company received cash for its timber deed sales during the first nine months of 2000. Timber deed sales during the first quarter of 1999 resulted in notes receivable of $4.3 million, which reduced operating cash flow during the first nine months of 1999, while a $2.1 million net reduction of notes receivable through collections during the first nine months of 2000 increased operating cash flow during that period.

     INVESTING ACTIVITIES Cash flows used in investing activities were $2.3 million during the first nine months of 2000, as compared to $0.8 million during the same period in 1999. The increase is primarily attributable to the Company's purchase of cutting rights from its affiliate for approximately $1.3 million.

     FINANCING ACTIVITIES Cash flows used in financing activities, consisting of distributions to unitholders, the General Partner and minority interest were $19.7 million for the first nine months of 2000, approximately the same as the same period in 1999.

     The Company has a credit agreement with an affiliate of the General Partner (the "Affiliate Credit Facility"). The Affiliate Credit Facility allows the Company to borrow up to $12.0 million under certain terms and covenants. The covenants include restrictions on the Company's ability to make cash distributions, incur certain additional indebtedness or incur certain liens. In addition, the Company is required to maintain certain financial ratios. The
Affiliate Credit Facility will expire on June 30, 2001. At that time, any amounts borrowed will be due and





                                    13 of 19
payable. As of September 30, 2000 there were no outstanding borrowings under the Affiliate Credit Facility. The Company has the ability to generate cash flow through the acceleration of planned log and timber deed sales. In addition, the Company's plan is to use investment and commercial banks to raise funds for acquisitions.

     The agreements governing the Company's 9-5/8% senior notes (the "Notes") and the Affiliate Credit Facility contain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. In addition, these agreements require the Company to maintain certain financial ratios. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and three-year periods. As of September 30, 2000 the Company was in compliance with the covenants and ratios pertaining to the Notes and Affiliate Credit Facility.

     Through the first nine months of 2000, the Company funded its operations and met its cash requirements for distributions to its Unitholders and debt service from cash on hand, cash generated from current operations and borrowings under its Affiliate Credit Facility.

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




                                    14 of 19

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------
     There is no pending litigation and, to the knowledge of the Company, there is no threatened litigation, the unfavorable resolution of which could have a material adverse effect on the business or financial condition of the Company.

ITEMS 2, 3, 4 AND 5 OF PART II are not applicable and have been omitted.
------------------------------



                                    15 of 19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a.) EXHIBITS


                +3.1    --       Amended and Restated Agreement of Limited Partnership of U.S. Timberlands Company, LP

                +3.2    --       Second Amended and Restated Operating Agreement of U.S. Timberlands Klamath Falls, LLC

               +10.2    --       Indenture among U.S. Timberlands Klamath Falls, LLC, U.S. Timberlands Finance Corp.
                                 and State Street Bank and Trust Company, as trustee

               +10.3    --       Contribution, Conveyance and Assumption Agreement among U.S. Timberlands Company, LP and certain other parties

               *10.4    --       Form of U.S. Timberlands Company, LP 1997 Long-Term Incentive Plan

               *10.5    --       Employment Agreement for Mr. Rudey

               *10.9    --       Supply Agreement between U.S. Timberlands Klamath Falls, LLC and Collins Products LLC

             ++10.10    --       Operating Agreement of U.S. Timberlands Yakima, LLC

            ff 10.11    --       Agreement for Greg Byrne

                **16    --       Letter from Arthur Andersen, LLP dated December 8, 1998

               *21.1    --       List of Subsidiaries

                27.1    --       Financial Data Schedule


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

ff Incorporated by reference to the same numbered exhibit to the Registrant's Form 10-Q filed on August 14, 2000.

(b.) REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.




                                    16 of 19

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 DATE: NOVEMBER 14, 2000        U.S. TIMBERLANDS COMPANY, LP
                                By: U.S. Timberlands Services Company, LLC
                                        as General Partner

                                By:  /s/  Thomas C. Ludlow
                                    ------------------------------------
                                     Thomas C. Ludlow
                                     Chief Financial Officer
                                     (Chief Financial Officer

                                       and Duly Authorized Officer)


                                By: /s/  Toby A. Luther
                                    ------------------------------------
                                     Toby A. Luther

                                     Corporate Controller - Western Operations
                                     (Principal Accounting Officer)

                                    17 of 19