Form 10-Q/A
period 2000-06-30
U S TIMBERLANDS CO LP
filed 2001-05-02
CIK 1043012

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                   FORM 10-Q/A

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

                                   FORM 10-Q/A

                                TABLE OF CONTENTS

EXPLANATORY NOTE: The purpose of this amendment to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 is to restate the financial statements for the quarter and six month period ending June 30, 2000 included therein to reflect an adjustment in accounting for equity in income (loss) of an affiliate. These changes are consistent with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and have the net result of reducing net income interim period net income reported herein. See Note 1 of the Notes to Condensed Consolidated Financial Statements included herein.

                                                                           Page

Part I.  Financial Information

     Condensed Consolidated Statements of Operations
         for the three months ended June 30, 2000 and 1999 ...............     3

     Condensed Consolidated Statements of Operations
         for the six months ended June 30, 2000 and 1999 .................     4

     Condensed Consolidated Balance Sheets
         at June 30, 2000 and December 31, 1999 ..........................     5

     Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 2000 and 1999 .................     6

     Notes to Condensed Consolidated Financial Statements .................    7

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................   10

Part II.  Other Information

     Item 1.  Legal Proceedings ...........................................   15

     Item 2.  Changes in Securities and Use of Proceeds ...................   15

     Item 3.  Defaults Upon Senior Securities .............................   15

     Item 4.  Submission of Matters to a Vote of Security Holders .........   15

     Item 5.  Other Information ...........................................   15

     Item 6.  Exhibits and Reports on Form 8-K ............................   16




                                    2 of 17

PART l.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                                                          Quarter Ended June 30,
                                                                                ------------------------------------------
                                                                                       2000                   1999
                                                                                ------------------     -------------------

Revenues                                                                                 $ 23,960                $ 20,296
Cost of timber harvested                                                                   (2,937)                 (2,774)
Depletion, depreciation and road amortization                                              (8,142)                 (5,268)
                                                                                -----------------     -------------------
      Gross profit                                                                         12,881                  12,254
                                                                                ------------------     -------------------

Selling, general and administrative                                                        (2,205)                 (2,489)
Equity in net loss of affiliate                                                              (114)                      -
                                                                                -----------------     -------------------
      Operating income                                                                     10,562                   9,765
                                                                                ------------------     -------------------

Interest expense                                                                           (5,402)                 (5,495)
Interest income                                                                               108                      99
Financing fees                                                                               (168)                   (169)
Other income - net                                                                             70                     257
                                                                                ------------------     -------------------

      Net income before general partner and minority interest                               5,170                   4,457
General partner and minority interest                                                        (104)                    (89)
                                                                                ------------------     -------------------

      Net income allocable to Unitholders                                                 $ 5,066                 $ 4,368
                                                                                ==================     ===================

      Net income per Unit - Basic
           Common                                                                          $ 0.39                  $ 0.34
                                                                                ==================     ===================
           Subordinated                                                                    $ 0.39                  $ 0.34
                                                                                ==================     ===================
      Net income per Unit - Diluted                                                        $ 0.39                  $ 0.34
                                                                                ==================     ===================

Distributions per Unit                                                                     $ 0.50                  $ 0.50
                                                                                ==================     ===================



      See accompanying notes to the condensed consolidated financial statements.


                                    3 of 17

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                                                        Six Months Ended June 30,
                                                                                ------------------------------------------
                                                                                       2000                   1999
                                                                                ------------------     -------------------

Revenues                                                                                 $ 35,884                $ 31,425
Cost of timber harvested                                                                   (6,824)                 (4,796)
Depletion, depreciation and road amortization                                             (11,945)                 (9,252)
                                                                                -----------------     -------------------
      Gross profit                                                                         17,115                  17,377
                                                                                ------------------     -------------------

Selling, general and administrative                                                        (4,161)                 (4,839)
Equity in net income of affiliate                                                           1,163                       -
                                                                                -----------------     -------------------
      Operating income                                                                     14,117                  12,538
                                                                                ------------------     -------------------

Interest expense                                                                          (10,856)                (10,965)
Interest income                                                                               230                     351
Financing fees                                                                               (337)                   (338)
Other income - net                                                                            179                   1,139
                                                                                ------------------     -------------------

      Net income before general partner and minority interest                               3,333                   2,725
General partner and minority interest                                                         (66)                    (54)
                                                                                ------------------     -------------------

      Net income allocable to Unitholders                                                 $ 3,267                 $ 2,671
                                                                                ==================     ===================

      Net income per Unit - Basic
           Common                                                                          $ 0.25                  $ 0.21
                                                                                ==================     ===================
           Subordinated                                                                    $ 0.25                  $ 0.21
                                                                                ==================     ===================
      Net income per Unit - Diluted                                                        $ 0.25                  $ 0.21
                                                                                ==================     ===================

Distributions per Unit                                                                     $ 1.00                  $ 1.00
                                                                                ==================     ===================




   See accompanying notes to the condensed consolidated financial statements.


                                    4 of 17

                          U.S. TIMBERLANDS COMPANY, LP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     June 30,            December 31,
                                                                                       2000                  1999
                                                                                 -----------------    -------------------
                                                                                    (Unaudited)                *
ASSETS
Current assets:
    Cash and cash equivalents                                                             $ 2,762                $ 2,798
    Accounts and current portion of notes receivable - net                                  5,226                  3,140
    Prepaid expenses and other current assets                                                  81                    981
                                                                                 -----------------    -------------------

       Total current assets                                                                 8,069                  6,919

    Timber and timberlands, net                                                           283,843                293,828
    Investment in affiliate                                                                19,842                 18,243
    Property, plant and equipment, net                                                        993                  1,038
    Notes receivable - long-term                                                                -                  2,304
    Deferred financing fees                                                                 4,986                  5,323
                                                                                 -----------------    -------------------

       Total assets                                                                     $ 317,733              $ 327,655
                                                                                 =================    ===================

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable and accrued liabilities                                              $ 4,378                $ 4,472
    Deferred revenue                                                                            -                     39
                                                                                 -----------------    -------------------

       Total current liabilities                                                            4,378                  4,511
                                                                                 -----------------    -------------------

    Long-term debt                                                                        225,000                225,000
                                                                                 -----------------    -------------------

    Minority Interest                                                                         880                    981
                                                                                 -----------------    -------------------

Partners' capital:
    General partner interest                                                                  880                    981
    Limited partner interest (12,859,607 units issued and outstanding)                     86,595                 96,182
                                                                                 -----------------    -------------------

                                                                                           87,475                 97,163
                                                                                 -----------------    -------------------

       Total liabilities and partners' capital                                          $ 317,733              $ 327,655
                                                                                 =================    ===================

*   Derived from audited Consolidated Balance Sheet as of December 31, 1999

    See accompanying notes to the condensed consolidated financial statements.


                                     5 of 17

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Six Months Ended June 30,
                                                                                ------------------------------------------
                                                                                       2000                   1999
                                                                                ------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                                $ 15,235                 $ 9,880
                                                                                ------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Timber, timberlands and road additions                                               (2,143)                   (541)
      Purchase of property, plant and equipment - net                                         (52)                    (36)
      Proceeds from sale of assets                                                             46                       -
      Increase in other assets                                                                  -                  (1,000)
                                                                                -----------------     -------------------
Net cash used in investing activities                                                      (2,149)                 (1,577)
                                                                                ------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Short-term borrowings                                                                     -                   1,000
      Distributions to unitholders, general partner,
           and minority interest                                                          (13,122)                (13,122)
                                                                                -----------------     -------------------
Net cash used in financing activities                                                     (13,122)                (12,122)
                                                                                ------------------     -------------------

Decrease in cash and cash equivalents                                                         (36)                 (3,819)
Cash and cash equivalents - beginning of period                                             2,798                   4,824
                                                                                ------------------     -------------------

Cash and cash equivalents - end of period                                                 $ 2,762                 $ 1,005
                                                                                ==================     ===================


   See accompanying notes to the condensed consolidated financial statements.


                                     6 of 17

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

Restatement and Reclassifications
The accompanying financial statements have been restated to reflect an adjustment in accounting for equity in income (loss) of affiliate during the quarter and six month period ended June 30, 2000. The accompanying financial statements also reflect a reclassification of a guaranteed return on a preferred investment from other income to equity in income (loss) of affiliate. The foregoing changes are consistent with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December
31,  2000.  The   restatement  and


                                    7 of 17
reclassification impacted the condensed consolidated financial statements for the quarter and six month period ended June 30, 2000 as follows:

                                                                `                        Six Months Ended
                                                           June 30, 2000                 June 30, 2000
                                                           -------------                 -------------

                                                            Previously         As         Previously          As
                                                             Reported       Restated        Reported       Restated
                                                             --------       --------        --------       --------
Equity in net loss of affiliate                           $   (255)      $   (114)         $    741      $  1,163
Operating income                                            10,421         10,562            13,695        14,117
Other income                                                   345             70             1,004           179
Net income before general partner and minority interest      5,304          5,170             3,736         3,333
Net income allocable to Unitholders                          5,196          5,066             3,660         3,267
Net income per unit                                           0.40           0.39              0.28          0.25


Certain  other  amounts   presented   for  1999  have  been   reclassified   for
comparability purposes and have no impact on net income.

2.  Timber and Timberlands:
Timber and timberlands consisted of the following:

                                                                                   June 30,           December 31,
                                                                                    2000                 1999
                                                                           -------------------  --------------------
        Timber and logging roads                                                   $  318,955            $  317,856
        Timberlands                                                                    39,691                39,338
        Seed orchard and nursery stock                                                  1,551                 1,277
                                                                           -------------------  --------------------
                                                                                      360,197               358,471
        Less accumulated depletion and road amortization                               76,354                64,643
                                                                           -------------------  --------------------
                                                                                   $  283,843            $  293,828
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


                                    8 of 17

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


                                    9 of 17

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


                                    10 of 17

Current Market Conditions

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

Results of Operations

     Selected operating statistics for the Company:

                                    Sales Volume (MBF)                       Price Realization (MBF)
                                    ------------------                       -----------------------
                                                                  Timber                                     Timber
              Period                  Logs        Stumpage         Deeds         Logs         Stumpage        Deeds
---------------------------           ----        --------         -----         ----         --------        -----

               2000
Three Months Ended June 30            13,908           --          51,037         $ 432         $  --          $ 346
Three Months Ended March 31           20,564           503          8,701         $ 425         $ 379          $ 325

               1999
Three Months Ended June 30            15,376                       26,898         $ 455         $              $ 484
Three Months Ended March 31           11,996         1,921         17,759         $ 395         $ 440          $ 308


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



                                    11 of 17

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

     Equity in Net Loss of Affiliate Equity in net loss of affiliate was $0.1 million for the second quarter of 2000. This amount reflects the Company's $0.4 million common interest share of the net loss from an affiliate accounted for under the equity method combined with the Company's $0.3 million guaranteed return on its preferred investment in the affiliate. The Company made its investment in the affiliate during the fourth quarter of 1999.

     Partners' Capital During the quarter ended June 30, 2000, the limited partner interests in the Company declined $1.4 million from $88.0 million to $86.6 million. This decline is the result of the limited partners' $5.0 million share of the Company's net income less the $6.4 million of distributed to the limited partners during this period. The General Partner interest in the Company also declined during the quarter ended June 30, 2000 reflecting its share of the Company's net income and distributions for the period. The Company expects to continue to make distributions in excess of its operating earnings. As a result, the Company anticipates that partners' capital will continue to decline.

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


                                    12 of 17

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

     Equity in Net Income of Affiliate Equity in net income of affiliate was $1.2 million for the six month period ended June 30, 2000. This amount reflects the Company's $0.2 million common interest share of the net losses (after intercompany eliminations) from an affiliate accounted for under the equity method combined with the Company's recapture of $0.6 million in 1999 losses absorbed on its preferred interest in the same affiliate as well as the Company's $0.8 million guaranteed return on the preferred interest. The Company made its investment in the affiliate during the fourth quarter of 1999.

     Partners' Capital During the six months ended June 30, 2000, the limited partner interests in the Company declined $9.6 million from $96.2 million to $86.6 million. This decline is the result of the limited partners' $3.3 million share of the Company's net income less the $12.9 million of distributions to the limited partners during this period. The General Partner interest in the Company also declined during the first six months of 2000 reflecting its share of the Company's net income and distributions for the period. The Company expects to continue to make distributions in excess of its operating earnings. As a result, the Company anticipates that partners' capital will continue to decline.


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


                                    13 of 17

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




                                    14 of 17

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



                                    15 of 17

Item 6.  Exhibits and Reports on Form 8-K

 (a.) Exhibits

   +3.1    --    Amended and Restated Agreement of Limited Partnership of U.S. Timberlands Company, LP
   +3.2    --    Second Amended and Restated Operating Agreement of U.S. Timberlands Klamath Falls, LLC
  +10.2    --    Indenture among U.S. Timberlands Klamath Falls, LLC, U.S. Timberlands Finance Corp.
                 and State Street Bank and Trust Company, as trustee
  +10.3    --    Contribution, Conveyance and Assumption Agreement among U.S. Timberlands Company, LP and certain other parties
  *10.4    --    Form of U.S. Timberlands Company, LP 1997 Long-Term Incentive Plan
  *10.5    --    Employment Agreement for Mr. Rudey
  *10.9    --    Supply Agreement between U.S. Timberlands Klamath Falls, LLC and Collins Products LLC
++10.10    --    Operating Agreement of U.S. Timberlands Yakima, LLC
  10.11    --    Agreement for Greg Byrne
   **16    --    Letter from Arthur Andersen, LLP dated December 8, 1998
  *21.1    --    List of Subsidiaries

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



                                    16 of 17

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DATE: APRIL 30, 2001         U.S. TIMBERLANDS COMPANY, LP
                                By: U.S. Timberlands Services Company, LLC
                                    as General Partner

                                 By:     /s/  THOMAS C. LUDLOW
                                     --------------------------------
                                      Thomas C. Ludlow
                                      Chief Financial Officer
                                      (Chief Financial Officer
                                       and Duly Authorized Officer)


                                 By:      /s/  TOBY A. LUTHER
                                     --------------------------------
                                      Toby A. Luther
                                      Corporate Controller - Western Operations
                                      (Principal Accounting Officer)


                                    17 of 17