Form 10-Q/A
period 2000-09-30
U S TIMBERLANDS CO LP
filed 2001-05-02
CIK 1043012

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

                                   FORM 10-Q/A

                                TABLE OF CONTENTS

EXPLANATORY NOTE: The purpose of this amendment to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 is to restate the financial statements for the quarter and nine month period ending September 30, 2000 included therein to reflect an adjustment in accounting for equity in income
(loss) of an affiliate. These changes are consistent with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and have the net result of reducing net income interim period net income reported herein. See Note 1 of the Notes to Condensed Consolidated Financial Statements included herein.

                                                                           Page

Part I.  Financial Information

     Condensed Consolidated Statements of Operations
         for the three months ended September 30, 2000 and 1999 ..........     3

     Condensed Consolidated Statements of Operations
         for the nine months ended September 30, 2000 and 1999 ..........      4

     Condensed Consolidated Balance Sheets
         at September 30, 2000 and December 31, 1999 .....................     5

     Condensed Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2000 and 1999 ...........     6

     Notes to Condensed Consolidated Financial Statements .................    7

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................    9

Part II.  Other Information

     Item 1.  Legal Proceedings ...........................................   15

     Item 2.  Changes in Securities and Use of Proceeds ...................   15

     Item 3.  Defaults Upon Senior Securities .............................   15

     Item 4.  Submission of Matters to a Vote of Security Holders .........   15

     Item 5.  Other Information ...........................................   15

     Item 6.  Exhibits and Reports on Form 8-K ............................   16




                                    2 of 17

PART l.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                                                       Quarter Ended September 30,
                                                                                ------------------------------------------
                                                                                       2000                   1999
                                                                                ------------------     -------------------
Revenues                                                                                 $ 14,064                $ 26,175
Cost of timber harvested                                                                   (4,785)                 (6,709)
Depletion, depreciation and road amortization                                              (6,563)                 (8,077)
                                                                                ------------------     -------------------
      Gross profit                                                                          2,716                  11,389

Selling, general and administrative                                                        (2,525)                 (1,801)
Equity in net income of affiliate                                                              47                       -
                                                                                ------------------     -------------------
      Operating income                                                                        238                   9,588

Interest expense                                                                           (5,569)                 (5,495)
Interest income                                                                                85                      55
Financing fees                                                                               (169)                   (169)
Other income - net                                                                             21                       2
                                                                                ------------------     -------------------

      Net income (loss) before general partner and minority interest                       (5,394)                  3,981
General partner and minority interest                                                         108                     (80)
                                                                                ------------------     -------------------

      Net income (loss) allocable to Unitholders                                         $ (5,286)                $ 3,901
                                                                                ==================     ===================

      Net income (loss) per Unit - Basic
           Common                                                                         $ (0.41)                 $ 0.30
                                                                                ==================     ===================
           Subordinated                                                                   $ (0.41)                 $ 0.30
                                                                                ==================     ===================
      Net income (loss) per Unit - Diluted                                                $ (0.41)                 $ 0.30
                                                                                ==================     ===================

Distributions per Unit                                                                     $ 0.50                  $ 0.50
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


                                    3 of 17

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                                                   Nine Months Ended September 30,
                                                                             --------------------------------------------
                                                                                    2000                     1999
                                                                             -------------------     --------------------
Revenues                                                                               $ 49,948                 $ 57,600
Cost of timber harvested                                                                (11,609)                 (11,505)
Depletion, depreciation and road amortization                                           (18,508)                 (17,329)
                                                                             -------------------     --------------------
      Gross profit                                                                       19,831                   28,766

Selling, general and administrative                                                      (6,686)                  (6,640)
Equity in net income of affiliate                                                         1,210                       --
                                                                             -------------------     --------------------
      Operating income                                                                   14,355                   22,126

Interest expense                                                                        (16,425)                 (16,460)
Interest income                                                                             315                      406
Financing fees                                                                             (506)                    (507)
Other income - net                                                                          200                    1,141
                                                                             -------------------     --------------------

      Net income (loss) before general partner and minority interest                     (2,061)                   6,706
General partner and minority interest                                                        40                     (134)
                                                                             -------------------     --------------------

      Net income (loss) allocable to Unitholders                                       $ (2,021)                 $ 6,572
                                                                             ===================     ====================

      Net income (loss) per Unit - Basic
           Common                                                                       $ (0.16)                  $ 0.51
                                                                             ===================     ====================
           Subordinated                                                                 $ (0.16)                  $ 0.51
                                                                             ===================     ====================
      Net income (loss) per Unit - Diluted                                              $ (0.16)                  $ 0.51
                                                                             ===================     ====================

Distributions per Unit                                                                   $ 1.50                   $ 1.50
                                                                             ===================     ====================



                                    4 of 17

                          U.S. TIMBERLANDS COMPANY, LP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  September 30,           December 31,
                                                                                      2000                    1999
                                                                              ---------------------    -------------------
                                                                                   (Unaudited)                  *
ASSETS
Current assets:
    Cash and cash equivalents                                                              $ 1,419                $ 2,798
    Accounts and current portion of notes receivable - net                                   7,252                  3,140
    Prepaid expenses and other current assets                                                   16                    981
                                                                              ---------------------    -------------------

       Total current assets                                                                  8,687                  6,919

    Timber and timberlands, net                                                            277,586                293,828
    Investment in affiliate                                                                 19,889                 18,243
    Property, plant and equipment, net                                                         964                  1,038
    Notes receivable - long-term                                                                 -                  2,304
    Deferred financing fees                                                                  4,817                  5,323
                                                                              ---------------------    -------------------

       Total assets                                                                      $ 311,943              $ 327,655
                                                                              =====================    ===================

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable and accrued liabilities                                              $ 10,543                $ 4,472
    Deferred revenue                                                                             -                     39
                                                                              ---------------------    -------------------

       Total current liabilities                                                            10,543                  4,511
                                                                              ---------------------    -------------------

    Long-term debt                                                                         225,000                225,000
                                                                              ---------------------    -------------------

    Minority Interest                                                                          764                    981
                                                                              ---------------------    -------------------

Partners' capital:
    General partner interest                                                                   764                    981
    Limited partner interest (12,859,607 units issued and outstanding)                      74,872                 96,182
                                                                              ---------------------    -------------------

                                                                                            75,636                 97,163
                                                                              ---------------------    -------------------

       Total liabilities and partners' capital                                           $ 311,943              $ 327,655
                                                                              =====================    ===================

*   Derived from audited Consolidated Balance Sheet as of December 31, 1999

   See accompanying notes to the condensed consolidated financial statements.



                                    5 of 17

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Nine Months Ended September 30,
                                                                             --------------------------------------------
                                                                                    2000                     1999
                                                                             -------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                              $ 20,589                 $ 21,408
                                                                             -------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Timber, timberlands and road additions                                             (2,279)                    (771)
      Purchase of property, plant and equipment - net                                       (52)                     (36)
      Proceeds from sale of assets                                                           46                        -
      Increase in other assets                                                                -                        -
                                                                             ------------------     --------------------
Net cash used in investing activities                                                    (2,285)                    (807)
                                                                             -------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Short-term borrowings                                                                   -                        -
      Distributions to unitholders, general partner,
           and minority interest                                                        (19,683)                 (19,682)
                                                                             ------------------     --------------------
Net cash used in financing activities                                                   (19,683)                 (19,682)
                                                                             -------------------     --------------------

Increase (decrease) in cash and cash equivalents                                         (1,379)                     919
Cash and cash equivalents - beginning of period                                           2,798                    4,824
                                                                             -------------------     --------------------

Cash and cash equivalents - end of period                                               $ 1,419                  $ 5,743
                                                                             ===================     ====================


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

Restatement and Reclassifications
The accompanying financial statements have been restated to reflect an adjustment in the Company's method of accounting for equity in income (loss) of affiliate during the quarter and nine month period ended September 30, 2000. The accompanying financial statements also reflect a reclassification of a guaranteed return on a preferred investment from other income to equity in income (loss) of affiliate. The foregoing changes are consistent with the audited financial statements included in the Company's Annual Report on Form


                                    7 of 17

10-K for the fiscal year ended December 31, 2000. The restatement and reclassification impacted the condensed consolidated financial statements for the quarter ended September 30, 2000 as follows:


                                                               Three Months Ended              Nine Months Ended
                                                               September 30, 2000             September 30, 2000


                                                            Previously         As         Previously          As
                                                             Reported       Restated        Reported       Restated

        Equity in net income (loss) of affiliate                  $ (61)          $ 47           $ 680        $ 1,210
        Operating income                                            130            238          13,825         14,355
        Other income                                                233             21           1,237            200
        Net loss before general partner and minority interest    (5,290)        (5,394)         (1,554)        (2,061)
        Net loss allocable to Unitholders                        (5,184)        (5,286)         (1,524)        (2,021)
        Net loss per unit                                         (0.40)         (0.41)          (0.12)         (0.16)


Certain other amounts presented for 1999 have been reclassified for comparability purposes and have no impact on net income.

2.  Timber and Timberlands:
Timber and timberlands consisted of the following:

                                                       September 30,    December 31,
                                                             2000            1999
                                                      --------------- ----------------
 Timber and logging roads                                 $  319,458       $  317,856
 Timberlands                                                  39,691           39,338
 Seed orchard and nursery stock                                1,684            1,277
                                                      --------------- ----------------
                                                             360,833          358,471
 Less accumulated depletion and road amortization             82,811           64,643
                                                      --------------- ----------------
                                                          $  278,022       $  293,828
                                                      =============== ================

3.   Investment In Affiliate:
The following is summarized financial information for U.S. Timberlands Yakima, LLC, an affiliate of the Company accounted for under the equity method.

                                       Quarter Ended         Nine Months Ended
                                    September 30, 2000      September 30, 2000
                                   ----------------------  ---------------------
        Net sales                           $ 7,404             $  17,177
        Gross profit                        $ 1,980             $   7,295
        Net income (loss)                   $  (125)            $   1,642


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

6.  Subsequent Events:

On November 2, 2000, the Company announced that a group lead by senior management has begun the process to explore taking the Company private. On November 9, 2000, the Board of Directors of the General Partner established an independent committee to evaluate management proposals to take the Company private.

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

Results of Operations

     Selected operating statistics for the Company:

                                             Sales Volume (MBF)                       Price Realization (MBF)
                                             ------------------                       -----------------------
                                                                           Timber                                      Timber
                  Period                       Logs        Stumpage         Deeds         Logs         Stumpage         Deeds
------------------------------------           ----        --------         -----         ----         --------         -----

                 2000

Nine Months Ended September 30                 57,190           503         89,239         $ 405          $ 379         $ 292
3rd Quarter                                    22,718            --         29,501         $ 372          $  --         $ 189
2nd Quarter                                    13,908            --         51,037         $ 432          $  --         $ 346
1st Quarter                                    20,564           503          8,701         $ 425          $ 379         $ 325

                 1999

Nine Months Ended September 30                 66,380         2,665         70,254         $ 437          $ 430         $ 385
3rd Quarter                                    39,008           744         25,597         $ 444          $ 404         $ 334
2nd Quarter                                    15,376            --         26,898         $ 455          $  --         $ 484
1st Quarter                                    11,996         1,921         17,759         $ 395          $ 440         $ 308


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



                                    11 of 17

     Gross Profit Gross profit decreased $8.7 million from $11.4 million in the third quarter of 1999 to $2.7 million in the third quarter of 2000. As a percentage of sales, gross profit decreased from 44% in the third quarter of 1999 to 19% in the third quarter of 2000. The decrease in gross profit dollars is attributed to a lower overall sales volume in the third quarter of 2000 as compared to the same period in 1999, deteriorating market prices and an increase in contracted log and haul costs. Log and haul costs increased due to longer haul distances for delivered logs as well as rising fuel costs. As a percentage of sales gross profit is down due to the deteriorating market prices and an increase in log and haul costs.

     Selling, General and Administrative Expenses Selling, general and administrative expenses increased by $0.7 million from $1.8 million in the third quarter of 1999 to $2.5 million in the third quarter of 2000. The increase was primarily due to $0.2 million of severance expenses for the Company's former Chief Financial Officer, a $0.3 increase in professional service expenses, and increased property taxes due to new Oregon property tax legislation effective for the property tax year beginning July 1, 2000.

     Equity in Net Income of Affiliate Equity in net income of affiliate was approximately $0.05 million for the third quarter of 2000. This amount reflects the Company's common interest share of the net loss of $0.2 million from an affiliate accounted for under the equity method offset by a guaranteed return of $0.2 million on a preferred interest in the same affiliate. The Company made its investment in the affiliate during the fourth quarter of 1999.

     Partners' Capital During the quarter ended September 30, 2000, the limited partner interests in the Company declined $11.7 million from $86.6 million to $74.9 million. This decline is the result of the limited partners' $5.3 million share of the Company's net loss as well as the $6.4 million distributed to the limited partners during this period. The General Partner interest in the Company also declined during the quarter ended September 30, 2000 reflecting its share of the Company's net loss and distributions for the period. The Company expects to continue to make distributions in excess of its operating earnings. As a result, the Company anticipates that partners' capital will continue to decline.


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



                                    12 of 17

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

     Equity in Net Income of Affiliate Equity in net income of affiliate was $1.2 million for the nine month period ended September 30, 2000. This amount reflects the Company's $0.4 million common interest share of the net loss from an affiliate (after intercompany eliminations) accounted for under the equity method combined with the Company's recapture of $0.6 million in 1999 losses absorbed on its preferred interest in the same affiliate as well as the Company's $1.0 million guaranteed return on the preferred interest. The Company made its investment in the affiliate during the fourth quarter of 1999.

     Partners' Capital During the nine months ended September 30, 2000, the limited partner interests in the Company declined $21.3 million from $96.2 million to $74.9 million. This decline is the result of the limited partners' $2.0 million share of the Company's net loss plus the $19.3 million of distributions to the limited partners during this period. The General Partner interest in the Company also declined during the first nine months of 2000 reflecting its share of the Company's net loss and distributions for the period. The Company expects to continue to make distributions in excess of its operating earnings. As a result, the Company anticipates that partners' capital will continue to decline.


Financial Condition and Liquidity
     Operating Activities Cash flows provided by operating activities during the nine months ended September 30, 2000 were $20.6 million, as compared to $21.4 million during the same period in 1999. The $0.8 decrease is due to net income decreasing $8.7 million for the first nine months of 2000 as compared to the same period in 1999 combined with an increase in cash flows provided due to changes in working capital components. The change in working capital was primarily driven by the fact that the Company utilized notes receivable for timber deed sales during the first quarter of 1999 and the Company received cash for its timber deed sales during the first nine months of 2000. Timber deed sales during the first quarter of 1999 resulted in notes receivable of $4.3 million, which reduced operating cash flow during the first nine months of 1999, while a $2.1 million net reduction of notes receivable through collections during the first nine months of 2000 increased operating cash flow during that period.

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



                                    13 of 17

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