Form 10-Q/A
period 2000-03-31
U S TIMBERLANDS CO LP
filed 2001-05-07
CIK 1043012

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

                                   FORM 10-Q/A

                                TABLE OF CONTENTS

EXPLANATORY NOTE: The purpose of this amendment to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 is to restate the financial statements included therein to reflect an adjustment in accounting for equity in income of an affiliate. These changes are consistent with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and have the net result of increasing the interim period net losses reported herein. See Note 1 of the Notes to Condensed Consolidated Financial Statements included herein.

                                                                           Page

Part I.  Financial Information

     Condensed Consolidated Statements of Operations
         for the three months ended March 31, 2000 and 1999 ...............   3

     Condensed Consolidated Balance Sheets
         at March 31, 2000 and December 31, 1999 ..........................   4

     Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 2000 and 1999 ...............   5

     Notes to Condensed Consolidated Financial Statements .................   6

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................   9

Part II.  Other Information

     Item 1.  Legal Proceedings ...........................................  13

     Item 2.  Changes in Securities and Use of Proceeds ...................  13

     Item 3.  Defaults Upon Senior Securities .............................  13

     Item 4.  Submission of Matters to a Vote of Security Holders .........  13

     Item 5.  Other Information ...........................................  13

     Item 6.  Exhibits and Reports on Form 8-K ............................  14




                                    2 of 15

         PART L.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                 2000           1999
                                                             -----------     ------------

Revenues                                                     $   11,924     $   11,129
Cost of timber harvested                                         (3,887)        (2,021)
Depletion, depreciation and road amortization
                                                                 (3,803)        (3,984)
                                                               --------     ----------
      Gross profit                                                5,124          4,234

Selling, general and administrative                              (1,956)        (2,351)
Equity in net income of affiliate                                 1,277             --
                                                               --------     ----------
      Operating income                                            2,773          3,555

Interest expense                                                 (5,454)        (5,469)
Interest income                                                     122            251
Financing fees                                                     (169)          (169)
Other income                                                        109            882
                                                               --------     ----------

      Net loss before general partner and minority interest      (1,732)       (1,837)
General partner and minority interest                                36             35
                                                               --------     ----------
      Net loss allocable to Unitholders                        $ (1,801)    $   (1,697)
                                                               ========     ==========

      Net loss per Unit - Basic
           Common                                              $  (0.14)    $   (0.13)
                                                               ========     ==========
           Subordinated                                        $  (0.14)    $   (0.13)
                                                               ========     ==========
      Net loss per Unit - Diluted                              $  (0.14)    $   (0.13)
                                                               ========     ==========

Distributions per Unit                                         $   0.50     $    0.50
                                                               ========     ==========




   See accompanying notes to the condensed consolidated financial statements.



                                    3 of 15

                                           U.S. TIMBERLANDS COMPANY, LP
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                                                   MARCH 31,          DECEMBER 31,
                                                                                     2000                1999
                                                                               ----------------   ------------------
                                                                                 (UNAUDITED)              *
ASSETS
Current assets:
     Cash and cash equivalents                                                      $  3,329           $  2,798
     Accounts and current portion of notes receivable - net                            3,361              3,140
     Prepaid expenses and other current assets                                           440                981
                                                                                    --------           --------
         Total current assets
                                                                                       7,130              6,919
     Timber and timberlands, net                                                     290,575            293,828
     Investment in affiliate                                                          19,520             18,243
     Property, plant and equipment, net                                                  987              1,038
     Notes receivable - long-term                                                        311              2,304
     Deferred financing fees                                                           5,155              5,323
                                                                                    --------           --------
         Total assets                                                               $323,678           $327,655
                                                                                    ========           ========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:

     Accounts payable and accrued liabilities                                       $  8,932           $  4,472
     Deferred revenue                                                                     --                 39
                                                                                    --------           --------

         Total current liabilities                                                     8,932              4,511
                                                                                    --------           --------

     Long-term debt                                                                  225,000            225,000
                                                                                    --------           --------

     Minority Interest                                                                   898                981
                                                                                    --------           --------

Partners' capital:
     General partner interest                                                            898                981
     Limited partner interest (12,859,607 units issued and outstanding)               87,950             96,182
                                                                                    --------           --------
                                                                                      88,848             97,163
                                                                                    --------           --------

         Total liabilities and partners' capital                                    $323,678           $327,655
                                                                                    ========           ========


   * Derived from audited Consolidated Balance Sheet as of December 31, 1999

   See accompanying notes to the condensed consolidated financial statements.


                                    4 of 15

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------
                                                                               2000                1999
                                                                            ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                     $ 7,469           $ 1,746
                                                                              -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Timber, timberlands and road additions                                     (417)              (61)
      Purchase of property, plant and equipment - net                              (6)              (36)
      Proceeds from sale of assets                                                 46                --
      Increase in other assets
                                                                                   --            (1,000)
                                                                              -------           -------
Net cash used in investing activities                                            (377)           (1,097)
                                                                              -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Short-term borrowings                                                        --             1,300
      Distributions to unitholders, general partner,
           and minority interest                                               (6,561)           (6,561)
                                                                              -------           -------
Net cash used in financing activities                                          (6,561)           (5,261)
                                                                              -------           -------

Increase (decrease) in cash and cash equivalents                                  531            (4,612)
Cash and cash equivalents - beginning of period                                 2,798             4,824
                                                                              -------           -------

Cash and cash equivalents - end of period                                     $ 3,329           $   212
                                                                              =======           =======


   See accompanying notes to the condensed consolidated financial statements.



                                    5 of 15

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


RESTATEMENT AND RECLASSIFICATIONS

The accompanying financial statements have been restated to reflect an adjustment in accounting for equity in income of affiliate during the quarter ended March 31, 2000. The accompanying financial statements also reflect a reclassification of a guaranteed return on a preferred investment from other income to equity in income of affiliate. The foregoing changes are consistent with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The restatement and reclassification impacted the condensed consolidated financial statements for the quarter ended March 31, 2000 as follows:


                                    6 of 15

Certain other amounts presented for 1999 have been reclassified for comparability purposes and have no impact on net income.


                                                                       THREE MONTHS ENDED
                                                                         March 31, 2000
                                                                 -------------------------------
                                                                 PREVIOUSLY                AS
                                                                  REPORTED              RESTATED
                                                                 ---------             ---------
 Equity in net income of affiliate                                $ 996               $ 1,277
 Operating income                                                 3,274                 3,555
 Other income                                                       659                   109
 Net loss before general partner and minority interest           (1,568)               (1,837)
 Net loss allocable to Unitholders                               (1,536)               (1,801)
 Net loss per unit                                                (0.12)                (0.14)


2.  TIMBER AND TIMBERLANDS:

Timber and timberlands consisted of the following:

                                                                    MARCH 31,     DECEMBER 31,
                                                                       2000           1999
                                                                -------------   -------------
        Timber and logging roads                                  $  317,869      $  317,856
        Timberlands                                                   39,656          39,338
        Seed orchard and nursery stock                                 1,374           1,277
                                                                -------------   -------------
                                                                     358,899         358,471
        Less accumulated depletion and road amortization              68,324          64,643
                                                                -------------   -------------
                                                                  $  290,575      $  293,828
                                                                =============   =============

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



                                    7 of 15

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


                                    8 of 15

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


                                    9 of 15

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


                                    10 of 15

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

     GROSS PROFIT Gross profit decreased by $0.9 million from $5.1 million in the first quarter of 1999 to $4.2 million in the first quarter of 2000. As a percentage of sales, gross profit decreased from 46% in the first quarter of 1999 to 36% in the first quarter of 2000. The decrease in gross profit was primarily from two factors. First, contracted log and haul costs on a per MBF basis were up 11% in the first quarter of 2000 as compared to the same period in 1999 due to longer hauls for delivered logs in the first quarter of 2000. Second, the Company's timber deed and stumpage sales in the first quarter of 2000 were generally composed of a lower value species mix as compared to the same period in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses decreased by $0.4 million from $2.4 million in the first quarter of 1999 to $2.0 million in the first of 2000. As a percentage of net sales, this expense decreased from 22% in the first quarter of 1999 to 17% in the first quarter of 2000. The decrease was primarily due to one-time expenses of $0.6 million related to severance costs incurred in the first quarter of 1999.

     EQUITY IN NET INCOME OF AFFILIATE Equity in net income of affiliate was $1.3 million in the first three months of 2000. This amount reflects the Company's $0.1 million share of the net income from the Company's common interest in an affiliate an affiliate as well as $0.6 million of income from a guaranteed return on the Company's preferred interest in an affiliate and the Company's recapture of $0.6 million in losses absorbed by the Company's preferred interest during 1999. The common and preferred interests are in the same affiliate in which the Company made an investment during the fourth quarter of 1999.

     OTHER INCOME Other income for the first quarter of 2000 was $0.1 million, a decrease of $0.8 million from other income of $0.9 million for the same period in 1999. The decrease is primarily due to the Company recognizing in the first quarter of 1999 $0.8 million of income related to an unrealized gain from marking to market an unhedged financial instrument.

     PARTNERS' CAPITAL During the three months ended March 31, 2000, the limited partner interests in the Company declined $8.2 million from $96.2 million to $88.0 million. This decline is the result of the limited partners' $1.8 million share of the Company's net loss plus the $6.4 million of distributions to Unitholders during this period. The General Partner interest in the Company also declined during the three months ended March 31, 2000 reflecting its share of the Company's net loss and distributions for the period. The Company expects to continue to make distributions to its Unitholders in excess of its operating earnings. As a result, the Company anticipates that partners' capital will continue to decline.

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


                                    11 of 15

     INVESTING ACTIVITIES Cash flows used in investing activities were $0.4 million during the first three months of 2000, as compared to $1.1 million during the same period in 1999. The decrease is primarily attributable to a $1.0 million deposit during the first quarter of 1999 that was subsequently returned to the Company.

     FINANCING ACTIVITIES Cash flows used in financing activities were $6.6 million for the first three months of 2000, as compared to $5.3 million during the same period in 1999. The increase is attributable to the fact that the Company had cash provided by net borrowings of approximately $1.3 million during the first quarter of 1999 and had no such borrowings in the first quarter of 2000

     The Company has a credit agreement with an affiliate of the General Partner (the "Affiliate Credit Facility"). The Affiliate Credit Facility allows the Company to borrow up to $12.0 million under certain terms and covenants. The covenants include restrictions on the Company's ability to make cash distributions, incur certain additional indebtedness or incur certain liens. In addition, the Company is required to maintain certain financial ratios. The Affiliate Credit Facility will expire on June 30, 2000. At that time, any amounts borrowed will be due and payable. As of March 31, 2000 there were no outstanding borrowings under the Affiliate Credit Facility. The Company intends during the second quarter to renew the Affiliate Credit Facility for one year to mature June 30, 2001. The Company also has the ability to generate cash flow through the acceleration of planned log and timber deed sales. In addition, the Company's plan is to use investment and commercial banks to raise funds for acquisitions.

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


                                    12 of 15

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


                                    13 of 15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a.) EXHIBITS

     +3.1 Amended  and  Restated  Agreement  of  Limited   Partnership  of  U.S.
          Timberlands Company, LP

     +3.2 Second Amended and Restated  Operating  Agreement of U.S.  Timberlands
          Klamath Falls, LLC

    +10.2 Indenture among U.S.  Timberlands Klamath Falls, LLC, U.S. Timberlands
          Finance  Corp.  and State  Street Bank and Trust  Company,  as trustee

    +10.3 Contribution,   Conveyance   and  Assumption   Agreement   among  U.S.
          Timberlands Company, LP and certain other parties


    *10.4 Form of U.S. Timberlands Company, LP 1997 Long-Term Incentive Plan

    *10.5 Employment Agreement for Mr. Rudey

    *10.9 Supply  Agreement  between U.S.  Timberlands  Klamath  Falls,  LLC and
          Collins Products LLC

    10.10 Operating Agreement of U.S. Timberlands Yakima, LLC

     **16 Letter from Arthur Andersen, LLP dated December 8, 1998

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


                                    15 of 15