Form 10-Q
period 2001-03-31
U S TIMBERLANDS CO LP
filed 2001-05-21
CIK 1043012

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

             [X]   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2001

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

                                    Form 10-Q

                                Table of Contents

                                                                           Page
Part I.  Financial Information

     Condensed Consolidated Statements of Operations
         for the three months ended March 31, 2001and 2000 . . . . . . . . . . 3

     Condensed Consolidated Balance Sheets
         at March 31, 2001and December 31, 2000 . . . . . . . . . . . . . . . .4

     Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 2001and 2000 . . . . . . . . . . 5

     Notes to Condensed Consolidated Financial Statements . . . . . . . . . . .6

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . . . 9


Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 13

     Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . 13

     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . 13

     Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 13

     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 13

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .14



                                  2 of 15

PART l.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                                             Quarter Ended March 31,
                                                                    ------------------------------------------
                                                                           2001                   2000
                                                                    ------------------     -------------------

Revenues                                                                      $ 9,467                $ 11,924
Cost of timber harvested                                                       (4,692)                 (3,887)
Depletion, depreciation and road amortization                                  (4,907)                 (3,803)
                                                                    ------------------     -------------------
      Gross profit (loss)                                                        (132)                  4,234
                                                                    ------------------     -------------------

Selling, general and administrative expenses                                   (2,553)                 (1,956)
Equity in net income (loss) of affiliate                                         (763)                  1,277
                                                                    ------------------     -------------------
      Operating income (loss)                                                  (3,448)                  3,555
                                                                    ------------------     -------------------

Interest expense                                                               (5,403)                 (5,454)
Interest income                                                                    74                     122
Amortization of deferred financing fees                                          (168)                   (169)
Other income                                                                       41                     109
                                                                    ------------------     -------------------

      Net loss before general partner and minority interest                    (8,904)                 (1,837)
General partner and minority interest                                             178                      36
                                                                    ------------------     -------------------

      Net loss allocable to Unitholders                                      $ (8,726)               $ (1,801)
                                                                    ==================     ===================

      Net loss per Unit - Basic
           Common                                                             $ (0.68)                $ (0.14)
                                                                    ==================     ===================
           Subordinated                                                       $ (0.68)                $ (0.14)
                                                                    ==================     ===================
      Net loss per Unit - Diluted                                             $ (0.68)                $ (0.14)
                                                                    ==================     ===================

Distributions per Unit                                                        $  0.50                 $ 0.50
                                                                    ==================     ===================


      See accompanying notes to the condensed consolidated financial statements



                                    3 of 15

                          U.S. TIMBERLANDS COMPANY, LP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                  March 31,          December 31,
                                                                                    2001                 2000
                                                                              -----------------   ------------------
                                                                                 (Unaudited)              *
ASSETS
Current assets:
     Cash and cash equivalents                                                       $      -           $     3,168
     Accounts and current portion of notes receivable, net                               1,406                6,875
     Prepaid expenses and other current assets                                              36                   35
                                                                              -----------------   ------------------

         Total current assets                                                            1,442               10,078

     Timber and timberlands, net                                                       251,986              264,673
     Investment in affiliate                                                            32,171               20,542
     Property, plant and equipment, net                                                    895                  926
     Notes receivable, less current portion                                                328                    -
     Deferred financing fees, net                                                        4,480                4,648
                                                                              -----------------   ------------------

         Total assets                                                                $ 291,302           $  300,867
                                                                              =================   ==================

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Cash overdraft                                                                  $  2,056             $      -
     Accounts payable and accrued liabilities                                            8,558                4,548
     Payable to general partner and affiliate                                            3,374                2,065
     Deferred revenue                                                                        -                1,474
                                                                              -----------------   ------------------

         Total current liabilities                                                      13,988                8,087
                                                                              -----------------   ------------------

     Long-term debt                                                                    225,000              225,000
                                                                              -----------------   ------------------

     Minority Interest                                                                     523                  678
                                                                              -----------------   ------------------

Partners' capital:
     General partner interest                                                              523                  678
     Limited partner interest (12,859,607 units issued and outstanding)                 51,268               66,424
                                                                              -----------------   ------------------

                                                                                        51,791               67,102
                                                                              -----------------   ------------------

         Total liabilities and partners' capital                                     $ 291,302            $ 300,867
                                                                              =================   ==================

*    Derived from audited Consolidated Balance Sheet as of December 31, 2000

     See accompanying notes to the condensed consolidated financial statements


                                    4 of 15

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                            ----------------------------------------
                                                                                  2001                   2000
                                                                            -----------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                          $   5,884              $   7,469
                                                                            -----------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Timber, timberlands and road additions                                          (4,546)                  (417)
      Purchase of property, plant and equipment - net                                      -                     (6)
      Proceeds from sale of assets                                                         -                     46
                                                                            -----------------     ------------------
Net cash used in investing activities                                                 (4,546)                  (377)
                                                                            -----------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash overdraft                                                                   2,056                      -
      Distributions to unitholders, general partner,
           and minority interest                                                      (6,562)                (6,561)
                                                                            -----------------     ------------------
Net cash used in financing activities                                                 (4,506)                (6,561)
                                                                            -----------------     ------------------

Decrease in cash and cash equivalents                                                 (3,168)                   531
Cash and cash equivalents - beginning of period                                        3,168                  2,798
                                                                            -----------------     ------------------

Cash and cash equivalents - end of period                                           $     -                $ 3,329
                                                                            =================     ==================

Noncash activities:
      Contribution of timber cutting rights for investment in affiliate             $ 10,886                 $    -




      See accompanying notes to the condensed consolidated financial statements



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

Basis of Presentation
These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 2000 Annual Report on Form 10-K.

Reclassifications
Certain amounts presented for 2000 have been reclassified for comparability purposes and have no impact on net loss.



                                    6 of 15

2.  Timber and Timberlands:
Timber and timberlands consisted of the following:

                                                                      March 31,           December 31,
                                                                         2001                 2000
                                                                  -------------------  --------------------

        Timber and logging roads                                          $  309,318            $  317,215
        Timberlands                                                           39,111                39,111
        Seed orchard and nursery stock                                         1,416                 1,364
                                                                  -------------------  --------------------

                                                                             349,845               357,690
        Less accumulated depletion and road amortization                      97,859                93,017
                                                                  -------------------  --------------------

                                                                          $  251,986            $  264,673
                                                                  ===================  ====================




3.   Investment In Affiliate:
The following is summarized financial information for U.S. Timberlands Yakima, LLC, an affiliate of the Company accounted for under the equity method as of March 31:

                                       2001                 2000
                                -------------------  --------------------

        Net sales                          $ 4,651               $ 4,785
        Gross profit                         2,937                 3,111
        Net income                           1,230                 1,401



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

On March 30, 2001, the Company purchased timber cutting rights for approximately
17.2 million board feet from USTY for $4.5 million. These timber cutting rights expire in March 2004. In accordance with equity method accounting, the Company's portion of the gross profit ($1,505 or 49%) realized by USTY from the sale of these timber cutting rights has been eliminated in the Company's condensed consolidated financial statements.

4.  Short-Term Debt:
The Company has a credit facility with an affiliate of the General Partner (the "Affiliate Credit Facility") consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bear interest at the prime lending rate as published in the Wall Street Journal plus applicable margin (2.25% at March 31, 2001), which is based on the Company's leverage ratio. The prime-lending rate was 8.00% at March 31, 2001. There were no outstanding borrowings under the Affiliate Credit Facility at March 31, 2001. The Affiliate Credit Facility expires June 30, 2001 and any amounts borrowed thereunder shall then be due and payable.


                                    7 of 15

5. Per Unit Information:
The Company accounts for income (loss) per unit in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share." Under SFAS No. 128, the Company is required to present basic income per common and subordinated unit, and diluted income per unit information. The weighted average number of common and subordinated units outstanding were 9,648,017 and 3,211,590, respectively for the quarter ended March 31, 2001. For the quarter ended March 31, 2000 the weighted average number of common and subordinated units outstanding were 8,577,487 and 4,282,120, respectively. In accordance with the Company's Amended and Restated Agreement of Limited Partnership, the weighted average common and subordinated units outstanding for the quarter ended March 31, 2001 reflect the conversion of 1,070,530 subordinated units into common units, on a one for one basis, effective February 6, 2001.

6.  Subsequent Events:
On May 10, 2001, the Company announced the receipt of an offer from a group led by senior management to take the Company private. The offer from an entity controlled by management contemplates a cash tender offer for approximately 32% of the outstanding common limited partnership units for $7.75 per unit in cash. Unitholders will receive 9.625%, seven-year senior subordinated notes of the entity controlled by management in the principal amount of $7.75 per unit, for the remaining common limited partnership units. This offer is subject to the consummation of financing with respect to which an oral commitment has been received, the execution of the definitive agreements and other customary conditions.

On May 10, 2001, the Board of Directors of the General Partner announced an indefinite suspension of the quarterly distribution to Unitholders due to current conditions in the timber market.




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



                                    9 of 15

Current Market Conditions

     First quarter 2001 prices for finished wood products (e.g., lumber, plywood, and engineered wood products) declined slightly from fourth quarter of 2000 and are down significantly from the same period in 2000. The Company has experienced significant decreases in log and timber prices for all species, with White Fir, Ponderosa Pine and Lodgepole Pine all being down over 15% in the first quarter of 2001 as compared to the same period in 2000.

Results of Operations

     Selected operating statistics for the Company:

                                     Sales Volume (MBF)                 Price Realization (MBF)
                                     ------------------                 -----------------------
                                                             Timber                              Timber
             Period                   Logs      Stumpage      Deeds      Logs       Stumpage      Deeds
             ------                   ----      --------      -----      ----       --------      -----
              2001
Three Months Ended March 31           20,939         -         14,744     $ 357      $   -       $ 133

              2000
Three Months Ended March 31           20,564       503          8,701     $ 425      $ 379       $ 325




Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

     Revenues Revenues for the quarter ended March 31, 2001 were $9.5 million, a decrease of $2.4 million or 20% from revenues of $11.9 million for the same period in 2000. Revenues during the first quarter of 2001 were below the Company's expectations due to the continued industry price declines. Pricing for some of the Company's species is at or near 15-year lows.

     Timber deed and stumpage sales for the first quarter of 2001 were $2.0 million on volume of 14.7 million board feet ("MMBF"), as compared to the same period in 2000, when timber deed and stumpage sales were $3.0 million on 9.2 MMBF. The average timber deed and stumpage price was $133 per thousand board feet ("MBF") during the first quarter of 2001, as compared to $325 per MBF for the same period in 2000. The decrease in deed and stumpage value reflects deteriorating market conditions as well as a lower quality sales mix during the first quarter of 2001 as compared to the same period in 2000.

     Log sales for the quarter ended March 31, 2001 were $7.5 million on volume of 20.9 MMBF, as compared to the same period in 2000 when log sales were $8.7 million on 20.6 MMBF. The average sales price was $357 per MBF for the first quarter of 2001, as compared to an average of $425 per MBF for the same period in 2000. The decline in log prices reflects a general decrease in log prices and a significant shift to a lower value species mix sold during the first quarter of 2001 as compared to the same period in 2000. The decrease in the average log sales price was primarily attributable to a 24%, 19%, and 15% decrease in sales realization on Ponderosa Pine, White Fir, and Lodgepole Pine, respectively. The decrease in realization is a combination of pricing and the fact that the Company sold a higher percentage of smaller diameter, lower grade logs in the first quarter of 2001 as compared to the first quarter of 2000.


                                    10 of 15

     Gross Profit (Loss) The Company had a gross loss of $0.1 million in the first quarter of 2001 as compared to a gross profit of $4.2 million for the same period in 2000, a decrease of $4.3 million. As a percentage of sales the gross loss was (1.4%) as compared to a gross profit percentage of 35.5 % in the first quarter of 2000. The decrease in gross profit (loss) in dollars and as a percentage of sales is a result of significant decreases in the amount of realization on timber deed sales combined with deteriorating market conditions and increases in log and haul costs. Log and haul costs have increased as the Company has had longer haul distances due to its normal customer base scaling back production in the current market.

     Selling, General and Administrative Expenses Selling, general and administrative expenses increased by $0.6 million from $2.0 million in the first quarter of 2000 to $2.6 million in the first quarter of 2001. The increase was primarily due to a $0.5 million increase in professional services during the first quarter of 2001 as compared to the same period in 2000.

     Equity in Net Income (Loss) of Affiliate Equity in net loss of affiliate was approximately $0.8 million for the first quarter of 2001. This amount reflects the Company's common interest share of the net income of $0.4 million of an affiliate accounted for under the equity method plus a guaranteed return of $0.3 million on a preferred interest in the same affiliate offset by eliminations of $1.5 million for equity basis accounting. This compares to equity in net income of affiliate of $1.3 million in the first quarter of 2001.

     Partners' Capital During the quarter ended March 31, 2001, the limited partner interests in the Company declined $15.1 million from $66.4 million to $51.3 million. This decline is the result of the limited partners' $8.7 million share of the Company's net loss as well as the $6.4 million distributed to the limited partners during this period. The General Partner interest in the Company also declined during the quarter ended March 31, 2001 reflecting its share of the Company's net loss and distributions for the period. The Company may make distributions in excess of its operating earning, and, as a result, the Company anticipates that partners' capital will continue to decline.


Financial Condition and Liquidity

     Operating Activities Cash flows provided by operating activities during the three months ended March 31, 2001 were $5.9 million, as compared to $7.5 million during the same period in 2000. The $1.6 million decrease is due to net loss increasing $6.9 million for the first three months of 2001 as compared to the same period in 2000 partially offset with an increase in cash flows provided due to changes in working capital components.

     Investing Activities Cash flows used in investing activities were $4.5 million during the first three months of 2001, as compared to $0.4 million during the same period in 2000. The increase is primarily attributable to the Company's purchase of cutting rights from its affiliate for approximately $4.5 million partially offset by a decrease in general capital spending during the first quarter of 2001 as compared to the same period in 2000.

     Financing Activities Cash flows used in financing activities during the first quarter of 2001 were $4.5 million. Cash flows used in financing consisted of distributions to unitholders, the General Partner and minority interest totaling $6.6 million for the first three months of 2001, partially offset by a cash overdraft of $2.1. During the first quarter of 2000, cash flows used in financing were $6.6 million consisting of the distributions to Unitholders, the General Partner and the minority interest.

                                    11 of 15

     The Company has a credit agreement with an affiliate of the General Partner (the "Affiliate Credit Facility"). The Affiliate Credit Facility allows the Company to borrow up to $12.0 million under certain terms and covenants. The covenants include restrictions on the Company's ability to make cash distributions, incur certain additional indebtedness or incur certain liens. In addition, the Company is required to maintain certain financial ratios. The Affiliate Credit Facility will expire on June 30, 2001. At that time, any amounts borrowed will be due and payable. As of March 31, 2001 there were no outstanding borrowings under the Affiliate Credit Facility. The Company has the ability to generate cash flow through the acceleration of planned log and timber deed sales. In addition, the Company's plan is to use investment and commercial banks to raise funds for acquisitions.

     The agreements governing the Company's 9-5/8% senior notes (the "Notes") and the Affiliate Credit Facility contain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. In addition, these agreements require the Company to maintain certain financial ratios. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and three-year periods. As of March 31, 2001 the Company was in compliance with the covenants and ratios pertaining to the Notes and Affiliate Credit Facility.

     Through the first three months of 2001, the Company funded its operations and met its cash requirements for distributions to its Unitholders and debt service from cash on hand, cash generated from current operations and borrowings under its Affiliate Credit Facility.

     Cash required to meet the Company's debt service and the quarterly cash distributions will be significant. To meet its working capital requirements, the Company has been selling logs and making timber sales at a rate in excess of the General Partner's estimate of the current annual board footage growth on the Company's timberlands. The debt service and quarterly cash distributions have been funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions will be adversely affected. On May 10, 2001 the Company announced an indefinite suspension of distributions. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon.




                                    12 of 15

PART ll.  OTHER INFORMATION




Item 1.  Legal Proceedings

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



(b.) Reports on Form 8-K


     The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.



                                    14 of 15

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 Date: May 21, 2001          U.S. TIMBERLANDS COMPANY, LP
                             By: U.S. Timberlands Services Company, LLC
                                     as General Partner



                             By:  /s/  Thomas C. Ludlow
                                 ---------------------------------------------
                                  Thomas C. Ludlow
                                  Chief Financial Officer
                                  (Chief Financial Officer
                                    and Duly Authorized Officer)


                             By:  /s/  Toby A. Luther
                                 ---------------------------------------------
                                  Toby A. Luther
                                  Corporate Controller - Western Operations
                                  (Principal Accounting Officer)


                                    15 of 15