Form 10-Q
period 2001-09-30
U S TIMBERLANDS CO LP
filed 2001-11-19
CIK 1043012

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------
                                    FORM 10-Q
                     --------------------------------------


        [X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
                        SECURITIES  EXCHANGE  ACT OF 1934
                For the quarterly period ended September 30, 2001

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

                                    Yes _X_ No___

                                    Form 10-Q

                                Table of Contents

                                                                            Page

Part I.  Financial Information

         Condensed Consolidated Statements of Operations
                  for the three months ended September 30, 2001 and 2000 ....3

         Condensed Consolidated Statements of Operations
                  for the nine months ended September 30, 2001 and 2000 .....4

         Condensed Consolidated Balance Sheets
                  at September 30, 2001 and December 31, 2000 ...............5

         Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2001 and 2000 .....6

         Notes to Condensed Consolidated Financial Statements ...............7

         Management's Discussion and Analysis of Financial
                  Condition  and Results of Operations .....................10

Part II   Other Information

         Item 1   Legal Proceedings ........................................15

         Item 2   Changes in Securities and Use of Proceeds ................15

         Item 3   Defaults Upon Senior Securities ..........................15

         Item 4   Submission of Matters to a Vote of Security Holders ......15

         Item 5  Other Information .........................................15

         Item 6   Exhibits and Reports on Form 8-K .........................16

PART l.  FINANCIAL INFORMATION

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                   September 30,
                                                               ---------------------
                                                                2001         2000
                                                               --------    --------
Revenues                                                       $ 24,299    $ 14,064
Cost of timber harvested                                         (5,935)     (4,785)
Depletion, depreciation and road amortization                   (17,600)     (6,563)
                                                               --------    --------
       Gross profit                                                 764       2,716

Selling, general and administrative                              (1,811)     (2,525)
Equity in net income (loss) of affiliate                         (1,884)         47
                                                               --------    --------
       Operating income (loss)                                   (2,931)        238
                                                               --------    --------

Interest expense                                                 (5,585)     (5,569)
Interest income                                                       2          85
Amortization of deferred financing fees                            (169)       (169)
Other income                                                         13          21
                                                               --------    --------

       Net loss before general partner and minority interest     (8,670)     (5,394)
General partner and minority interest                               174         108
                                                               --------    --------

       Net loss allocable to Unitholders                       $ (8,496)   $ (5,286)
                                                               ========    ========

       Net loss per Unit - Basic

            Common                                             $  (0.66)   $  (0.41)
                                                               ========    ========
            Subordinated                                       $  (0.66)   $  (0.41)
                                                               ========    ========
       Net loss per Unit - Diluted                             $  (0.66)   $  (0.41)
                                                               ========    ========

Distributions per Unit                                         $   --      $   0.50
                                                               ========    ========



See accompanying notes to the condensed consolidated financial statements.

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)


                                                                Nine Months Ended
                                                                  September 30,
                                                                2001         2000
                                                              --------    --------
Revenues                                                      $ 41,093    $ 49,948
Cost of timber harvested                                       (12,926)    (11,609)
Depletion, depreciation and road amortization                  (27,787)    (18,508)
                                                              --------    --------
      Gross profit                                                 380      19,831

Selling, general and administrative                             (6,246)     (6,686)
Equity in net income (loss) of affiliate                        (3,575)      1,210
                                                              --------    --------
      Operating income (loss)                                   (9,441)     14,355
                                                              --------    --------
Interest expense                                               (16,532)    (16,425)
Interest income                                                     85         315
Amortization of deferred financing fees                           (506)       (506)
Other income                                                       133         200
                                                              --------    --------
      Net loss before general partner and minority interest    (26,261)     (2,061)
General partner and minority interest                              526          42
      Net loss allocable to Unitholders                       $(25,735)   $ (2,019)
                                                              ========    ========


      Net loss per Unit - Basic

           Common                                             $  (2.00)   $  (0.16)
                                                              ========    ========
           Subordinated                                       $  (2.00)   $  (0.16)
                                                              ========    ========
      Net loss per Unit - Diluted                             $  (2.00)   $  (0.16)
                                                              ========    ========

Distributions per Unit                                        $   0.50    $   1.50
                                                              ========    ========


   See accompanying notes to the condensed consolidated financial statements.

                          U.S. TIMBERLANDS COMPANY, LP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      September 30,  December 31,
                                                                            2001        2000
                                                                          --------   --------
                                                                          (Unaudited)    *
ASSETS
Current assets:

     Cash and cash equivalents                                            $  2,622   $  3,168
     Accounts and current portion of notes receivable, net                   3,318      6,875
     Prepaid expenses and other current assets                                  20         35
                                                                          --------   --------

         Total current assets                                                5,960     10,078

     Timber and timberlands, net                                           224,659    264,673
     Investment in affiliate                                                34,750     20,542
     Property, plant and equipment, net                                        828        926
     Notes receivable, less current portion                                    257       --
     Deferred financing fees, net                                            4,142      4,648
                                                                          --------   --------

         Total assets                                                     $270,596   $300,867
                                                                          ========   ========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:

     Accounts payable and accrued liabilities                                9,853      4,548
     Payable to general partner and affiliate                                  784      2,065
     Deferred revenue                                                         --        1,474
                                                                          --------   --------

         Total current liabilities                                          10,637      8,087
                                                                          --------   --------

     Long-term debt                                                        225,000    225,000
                                                                          --------   --------

     Minority Interest                                                         350        678
                                                                          --------   --------

Partners' capital:
     General partner interest                                                  350        678
     Limited partner interest (12,859,607 units issued and outstanding)     34,259     66,424
                                                                          --------   --------

                                                                            34,609     67,102
                                                                          --------   --------

         Total liabilities and partners' capital                          $270,596   $300,867
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



                                                 U.S. TIMBERLANDS COMPANY, LP
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)
                                                        (UNAUDITED)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                             2001       2000
                                                                          --------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                 $ 12,864    $ 20,589
                                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Timber, timberlands and road additions                                (6,864)     (2,279)
      Purchase of property, plant and equipment - net                         --           (52)
      Proceeds from sale of assets                                              15          46
                                                                          --------    --------
Net cash used in investing activities                                       (6,849)     (2,285)
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to unitholders, general partner,
           and minority interest                                            (6,561)    (19,683)
                                                                          --------    --------
Net cash used in financing activities                                       (6,561)    (19,683)
                                                                          --------    --------

Decrease in cash and cash equivalents                                         (546)     (1,379)
Cash and cash equivalents - beginning of period                              3,168       2,798
                                                                          --------    --------

Cash and cash equivalents - end of period                                 $  2,622    $  1,419
                                                                          ========    ========

Noncash activities:
      Contribution of timber cutting rights and timberlands
           for investment in affiliate                                    $ 16,289    $   --














   See accompanying notes to the condensed consolidated financial statements.

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

Basis of Presentation

These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 2000 Annual Report on Form 10-K.

Reclassifications

Certain amounts presented for 2000 have been reclassified for comparability purposes and have no impact on net income for the three and nine month periods ended September 30, 2000.

2.  Timber and Timberlands:

Timber and timberlands consisted of the following:

                                                     September 30,  December 31,
                                                          2001        2000
                                                        --------   --------

     Timber and logging roads                           $307,752   $317,215
     Timberlands                                          35,764     39,111
     Seed orchard and nursery stock                        1,780      1,364
                                                        --------   --------

                                                         345,294    357,690
     Less accumulated depletion and road amortization    120,637     93,017
                                                        --------   --------

                                                        $224,659   $264,673
                                                        ========   ========


3.   Investment In Affiliate:

The following is summarized financial information for U.S. Timberlands Yakima, LLC, an affiliate of the Company accounted for under the equity method:

                           Three Months Ended     Three Months Ended     Nine Months Ended      Nine Months Ended
                              September 30,          September 30,         September 30,          September 30,
                                  2001                   2000                   2001                  2000
                           --------------------   --------------------  ---------------------  --------------------

     Net sales                    $        993           $      7,404            $     6,852          $     17,177
     Gross profit                           30                  1,980                  3,230                 7,295
     Net income (loss)                  (2,081)                  (125)                (2,459)                1,642


During the nine months ended September 30, 2001, the Company contributed cutting rights and timberland located in Central Oregon to its affiliate, USTY. The contributions have an aggregate agreed upon value of $18.5 million, and were added to the Company's Preferred Interest in USTY. Terms of the additional senior preferred interest acquired are the same terms as the senior preferred interest previously issued to the Company. The Company recorded its additional preferred interest at its basis for the cutting rights and timberland of approximately $16.3 million. All property that has been contributed for the Company's preferred interest in USTY has been pledged as collateral by USTY under its credit facility with its lender. During the nine months ended September 30, 2001 the Company exchanged its previous contribution of cutting rights to its affiliate with an agreed upon value of $12.0 million and a cost basis of $11.9 million for other properties with similar valuations.

On March 30, 2001, the Company purchased timber cutting rights for approximately
17.2 million board feet from USTY for $4.5 million. These timber cutting rights expire in March 2004.

On September 17, 2001 the Company sold timber cutting  rights for  approximately
80.6 million board feet to USTY for $12.0 million. These timber cutting rights expire in August 2004.

4.  Short-Term Debt:

The Company has a credit facility with an affiliate of the General Partner (the "Affiliate Credit Facility") consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bear interest at the prime lending rate as published in the Wall Street Journal plus applicable margin (1.50% at September 30, 2001), which is based on the Company's leverage ratio. The prime-lending rate was 6.00% at September 30, 2001. The Company had $0 in outstanding borrowings under the Affiliate Credit Facility at September 30, 2001. The Affiliate Credit Facility was scheduled to expire by its terms at the end of September 2001. The affiliate of the General Partner that provides the Affiliate Credit Facility has extended the Affiliate Credit Facility through December 31, 2001. The Company is seeking to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party. However, there can be no assurance that the Company will be able to obtain a working capital credit facility in amounts sufficient to fund its working capital needs from a traditional commercial lender. The Company and the affiliated lender have also initiated discussions with respect to a further extension of the credit facility on terms comparable to those that would be obtained from an unaffiliated financing source.

5.  Long-Term Debt and Distributions:

As  of  September  30,  2001,   the  Company  was  not  permitted  to  make  any
distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Senior Notes.

6.  Per Unit Information:

The Company accounts for income (loss) per unit in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share." Under SFAS No. 128, the Company is required to present basic income per common and subordinated unit, and diluted income per unit information. The weighted average number of common and subordinated units outstanding were 9,648,017 and 3,211,590, respectively for the three and nine month periods ended September 30, 2001. For the three and nine month periods ended September 30, 2000 the weighted average number of common and subordinated units outstanding were 8,577,487 and 4,282,120, respectively. In accordance with the Company's Amended and Restated Agreement of Limited Partnership, the weighted average common and subordinated units outstanding for the quarter ended March 31, 2001 reflect the conversion of 1,070,530 subordinated units into common units, on a one for one basis, effective February 6, 2001.

7.  Other Matters:

On November 8, 2001, the Company announced the receipt of a revised offer from a group led by senior management to take the Company private. The revised offer contemplates a cash tender offer for approximately 50% of the outstanding common limited partnership units not already owned by the entity or its affiliates for $3.75 per unit in cash. Unitholders will receive 7.0%, seven-year senior subordinated notes of the Company in the principal amount of $3.75 per unit for the remaining common limited partnership units. This offer is subject to the execution of the definitive agreements and other customary conditions, as well as the dismissal or satisfactory settlement of the Company's outstanding class action litigation.

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

Current Market Conditions

     Third quarter 2001 prices for finished wood products (e.g., lumber, plywood, and engineered wood products) were higher than second quarter 2001 prices, but were down from the same period in 2000. This was a result of increased log prices for Douglas Fir and Sawlog Ponderosa Pine, which accounts for 70% of the third quarter harvest mix. Average realizations were down 10% from the previous year, but up 33% from the previous quarter. 11% of the increase was due to better species mix of logs in the third quarter. 5% of the increase was due to lower logging costs and 17% of the increase was due to higher log prices.

Results of Operations



         Selected operating statistics for the Company:



                                        Sales Volume (MBF)                  Price Realization (MBF)
                                        ------------------                  -----------------------

                                                                 Timber                               Timber
              Period                    Logs       Stumpage      Deeds        Logs      Stumpage       Deeds
              ------                    ----       --------      -----        ----      --------       -----

               2001
Three Months Ended September 30          27,984            -       83,899      $ 347           $ -       $ 173
Three Months Ended June 30                9,890            -       28,624      $ 313           $ -       $ 138
Three Months Ended March 31              20,939            -       14,744      $ 357           $ -       $ 133


               2000

Three Months Ended September 30          22,718            -       29,501      $ 372           $ -       $ 189
Three Months Ended June 30               13,908            -       51,037      $ 432           $ -       $ 346
Three Months Ended March 31              20,564          503        8,701      $ 425         $ 379       $ 325

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

     Revenues Revenues for the quarter ended September 30, 2001 were $24.3 million, an increase of $10.2 million or 72% from revenues of $14.1 million for the same period in 2000. The significant increase in revenues during the third quarter of 2001 are a combination of an increase in sales volume over the third quarter of 2000 and a partial offset caused by the continuation of weak industry conditions.

     Timber deed and stumpage sales for the third quarter of 2001 were $14.5 million on volume of 83.9 million board feet ("MMBF"), as compared to the same period in 2000, when timber deed and stumpage sales were $5.6 million on 29.5 MMBF. The average timber deed and stumpage price was $173 per thousand board feet ("MBF") during the third quarter of 2001, as compared to $189 per MBF for the same period in 2000. The decrease in deed and stumpage value reflects struggling market conditions.

     Log sales for the quarter ended September 30, 2001 were $9.7 million on volume of 28.0 MMBF, as compared to the same period in 2000 when log sales were $8.4 million on 22.7 MMBF. The average sales price was $347 per MBF for the third quarter of 2001, as compared to an average of $372 per MBF for the same period in 2000. The decline in log prices reflects a general decrease in log prices and a continuation of weak markets that developed in the latter half of 2000.

Gross Profit The Company had a gross profit of $0.8 million in the third quarter of 2001 as compared to a gross profit of $2.7 million for the same period in 2000, a decrease of $1.9 million. As a percentage of sales the gross profit was 3.1% as compared to a gross profit percentage of 19.3 % in the third quarter of 2000. The decrease in gross profit as a percentage of sales is a result of decreases in the amount of realization on timber deed sales combined with deteriorating market conditions and increases in depletion rates over the same period in 2000.

     Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $0.7 million from $2.5 million in the third quarter of 2000 to $1.8 million in the third quarter of 2001. The decrease was primarily attributable to decreases in wages and wage related expenses of $0.3 million and property taxes of $0.2 million.

     Equity in Net Loss of Affiliate Equity in net loss of affiliate was approximately $1.9 million for the third quarter of 2001. This amount reflects the Company's common interest share of the net loss of an affiliate accounted for under the equity method as well as losses in excess of common equity of the affiliate absorbed by the Company's preferred interest in the affiliate. This compares to equity in net income of affiliate of $0.1 million in the third quarter of 2000.

     Partners' Capital During the quarter ended September 30, 2001, the limited partner interests in the Company declined $8.5 million from $42.8 million to $34.3 million. This decline is the result of the limited partners' $8.5 million share of the Company's net loss. The General Partner interest in the Company also declined during the quarter ended September 30, 2001 reflecting its share of the Company's net loss for the period.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Revenues Revenues for the nine months ended September 30, 2001 were $41.1 million, a decrease of $8.8 million or 18% from revenues of $49.9 million for the same period in 2000. This decrease in revenues was attributable to a continuation of market slumping combined with a significant change in grade mix of sales as compared to 2000.

     Log sales for the nine months ended September 30, 2001 were $20.3 million on volume of 58.8 MMBF, as compared to the same period in 2000 when log sales were $23.2 million on 57.2 MMBF. The average sales price for logs during the nine month period ended September 30, 2001 was down significantly from the same period in 2000, with Ponderosa Pine, White Fir and Lodegpole Pine all down over 10% from the average sales price for the first nine months of 2000. This is due primarily to overall market conditions combined with the Company's changed sales mix as compared to the same period in 2000.

Timber deed and stumpage sales for the nine months ended September 30, 2001 were $20.4 million on volume of 127.3 MMBF, as compared to the same period in 2000, when timber deed and stumpage sales were $26.3 million on volume of 89.7 MMBF. The average timber deed and stumpage sales price for the nine months ended September 30, 2001 was $160 per MBF, as compared to $292 per MBF for the same period in 2000. The decrease in average timber deed and stumpage sales price can be attributed to lower prices changed sales mix of timber sold in 2001 primarily due to the fact that the Company sold the remainder of its higher value timber from the Ochoco Timberlands during the second quarter of 2000.

     Gross Profit Gross profit for the first nine months of 2001 was $0.4 million compared to a gross profit of $19.8 million for the same period in 2000, a decrease $19.4 million. As a percentage of sales, gross profit decreased from 39.7% in the first nine months of 2000 to a gross profit percentage of 1.0% in the same period of 2001. The decrease in gross profit was primarily from two factors. First the Company has continued to see significant declines in its sales realizations due to depressed market conditions and the changed sales mix. Second, contracted log and haul costs on a per MBF basis are up in the first nine months of 2001 as compared to the same period in 2000 due to longer hauls for delivered logs.

     Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $0.5 million from $6.7 million in the first nine months of 2000 to $6.2 million in the first nine months of 2001. The decrease is primarily attributable to decreases in wages and wage related expenses of $0.4 million, MLP professional services of $0.2 million, and property taxes of $0.2 million, offset by an increase in professional services of $0.4 million at the Operating Company.

     Equity in Net Income (Loss) of Affiliate Equity in net loss of affiliate was $3.6 million for the nine month period ended September 30, 2001 as compared to equity in net income of affiliate of $1.2 million for the same period in 2000. The amount in the first nine months of 2001 reflects the Company's share of net loss (after intercompany eliminations) from its equity investment in affiliate as well as losses in excess of the affiliate's common equity, which was absorbed by the Company's preferred interest in the affiliate. During the first nine months of 2000 the total equity in net income of affiliate of $1.2 million was a result of the Company's $0.2 million common interest share of the net losses (after eliminations) from an affiliate accounted for under the equity method combined with the Company's recapture of $0.6 million in 1999 losses absorbed on its preferred interest in the same affiliate as well as the Company's $0.8 million guaranteed return on the preferred interest.

     Partners' Capital During the nine months ended September 30, 2001, the limited partner interests in the Company declined $32.1 million from $66.4 million to $34.3 million. This decline is the result of the limited partners' $25.7 million share of the Company's net loss plus the $6.4 million of distributions to the limited partners during this period. The General Partner interest in the Company also declined during the first nine months of 2001 reflecting its share of the Company's net income and distributions for the period.

Financial Condition and Liquidity

     Operating Activities Cash flows provided by operating activities during the nine months ended September 30, 2001 were $12.9 million, as compared to cash provided by operating activities of $20.6 million during the same period in 2000. The $7.7 million decrease is due primarily to the Company's net loss of $26.3 million compared to a net loss of $2.1 million during the first nine months of 2000, a decrease in income of $24.2 million. This decrease was partially offset with an increase in cash flows provided due to changes in working capital components and increased non-cash add backs for increased depletion rates in 2001 as compared to 2000 and for the Company's share of the net less of an affiliate.

     Investing Activities Cash flows used in investing activities were $6.8 million during the first nine months of 2001, as compared to $2.3 million during the same period in 2000. The increase is primarily attributable to the Company's purchase of cutting rights from its affiliate for approximately $4.5 million.

     Financing Activities Cash flows used in financing activities for the first nine months of 2001 were $6.6 million as compared to cash used in financing activities of $19.7 million for the same period in 2000. The change is due to the fact that the company did not make any distributions during the second or third quarter of 2001, compared to $13.1 million in the comparable period of the prior year.

     The Company has a credit agreement with an affiliate of the General Partner (the "Affiliate Credit Facility"). The Affiliate Credit Facility allows the Company to borrow up to $12.0 million. The Affiliate Credit Facility will expire on December 31, 2001. The Company will seek to replace the Affiliate Credit Facility prior to its expiration with a new credit facility.

     The agreement governing the Company's 9-5/8% senior notes (the "Notes") contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and three-year periods. As of September 30, 2001 the Company was in compliance with the covenants requirements pertaining to the Notes. As of September 30, 2001 the Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Notes.

         Through the first nine months of 2001, the Company funded its operations and met its cash requirements for distributions to its Unitholders and debt service from cash on hand, cash generated from current operations and borrowings under its Affiliate Credit Facility.

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


                --       Employment Agreement for Mr. Rudey
       *10.5


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

(b.) Reports on Form 8-K

         On November 8, 2001 the Company filed a Form 8-K containing the revised privatization offer and the related news release.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2001             U.S. TIMBERLANDS COMPANY, LP
                                    By:  U.S. Timberlands Services Company, LLC
                                          as General Partner

                                    By:   /s/  Thomas C. Ludlow
                                          ---------------------
                                          Thomas C. Ludlow
                                          Chief Financial Officer
                                          (Chief Financial Officer,
                                           Duly Authorized Officer,
                                           And Principal Accounting Officer)