Form 10-Q
period 2002-03-31
U S TIMBERLANDS CO LP
filed 2002-05-20
CIK 1043012

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------
                                    FORM 10-Q
                     --------------------------------------


        [X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
                        SECURITIES  EXCHANGE  ACT OF 1934
                For the quarterly period ended March 31, 2002

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

                                    Yes [X] No [ ]

                                    Form 10-Q

                                Table of Contents

                                                                            Page
Part I.  Financial Information

         Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 2002 and 2001 .......  3


         Condensed Consolidated Balance Sheets
                  at March 31, 2002 and December 31, 2001 ..................  4

     Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 2002 and 2001 ................  5

         Notes to Condensed Consolidated Financial Statements ..............  6

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................  8


Part II.  Other Information

         Item 1.  Legal Proceedings ........................................  12

         Item 2.  Changes in Securities and Use of Proceeds ................  13

         Item 3.  Defaults Upon Senior Securities ..........................  13

         Item 4.  Submission of Matters to a Vote of Security Holders ......  13

         Item 5.  Other Information.........................................  13

         Item 6.  Exhibits and Reports on Form 8-K .........................  14

PART l.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                              Three Months Ended March 31,
                                                              -----------------------------
                                                                   2002             2001
                                                              -----------     -------------
Revenues                                                     $      2,155    $      9,467
Cost of timber harvested                                           (1,037)         (4,692)
Depletion, depreciation and road amortization                      (1,066)         (4,907)
                                                             ------------    ------------
      Gross profit (loss)                                              52            (132)

Selling, general and administrative expenses                       (1,381)         (2,553)
Equity in net loss of affiliate                                    (2,327)           (763)
                                                             ------------    ------------
      Operating loss                                               (3,656)         (3,448)

Interest expense                                                   (5,384)         (5,403)
Interest income                                                         3              74
Amortization of deferred financing fees                              (169)           (168)
Other income, net                                                      43              41
                                                             ------------    ------------
      Loss before general partner and minority interest            (9,163)         (8,904)
      Minority interest                                                92              89
                                                             ------------    ------------
      Net loss before general partner interest                     (9,071)         (8,815)
      General partner interest                                         92              89
                                                             ------------    ------------
      Net loss applicable to common and subordinated units   $     (8,979)   $     (8,726)
                                                             ============    ============
      Net loss per each common and subordinated unit-
           basic and diluted                                 $      (0.70)   $      (0.68)
                                                             ============    ============
Distributions per Unit                                       $       --      $       0.50
                                                             ============    ============
Weighted average units outstanding                             12,859,607      12,859,607
                                                             ============    ============



      See accompanying notes to the condensed consolidated financial statements


                                     3 of 15



                          U.S. TIMBERLANDS COMPANY, LP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                          March 31,  December 31,
                                                                            2002        2001
                                                                       ------------  -------------
                                                                         (Unaudited)      *
ASSETS
Current assets:
     Cash and cash equivalents                                            $    491   $  1,070
     Accounts receivable, net                                                  125        311
     Other receivables                                                         165        280
     Notes receivable                                                         --        1,153
     Prepaid expenses and other current assets                                 199        225
                                                                          --------   --------

         Total current assets                                                  980      3,039

     Timber and timberlands, net                                           213,552    214,511
     Investment in affiliate                                                29,282     31,609
     Property, plant and equipment, net                                        799        811
     Notes receivable, less current portion                                    825        428
     Deferred financing fees, net                                            3,805      3,973
                                                                          --------   --------

         Total assets                                                     $249,243   $254,371
                                                                          ========   ========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable                                                          197      1,334
     Accrued liabilities                                                     8,442      3,331
     Payable to general partner and affiliate                                  102         41
                                                                          --------   --------

         Total current liabilities                                           8,741      4,706
                                                                          --------   --------

     Long-term debt                                                        225,000    225,000
                                                                          --------   --------

     Minority Interest                                                         155        247
                                                                          --------   --------

Partners' capital:
     General partner interest                                                  155        247
     Limited partner interest (12,859,607 units issued and outstanding)     15,192     24,171
                                                                          --------   --------

                                                                            15,347     24,418
                                                                          --------   --------

         Total liabilities and partners' capital                          $249,243   $254,371
                                                                          ========   ========


*    Derived from audited Consolidated Balance Sheet as of December 31, 2001

     See accompanying notes to the condensed consolidated financial statements


                                     4 of 15


                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2002             2001
                                                                  ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by 0perating activities                    $ (473)   $  5,884
                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Timber, timberlands and road additions                      (102)     (4,546)
             Purchase of property, plant and equipment - net               (4)       --
                                                                     --------    --------
Net cash used in investing activities                                    (106)     (4,546)
                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash overdraft                                              --          --
             Cash overdraft                                                         2,056
             Distributions to unitholders, general partner,
                         and minority interest                           --        (6,562)
                                                                     --------    --------
Net cash used in financing activities                                    --        (4,506)
                                                                     --------    --------

Decrease in cash and cash equivalents                                    (579)     (3,168)
Cash and cash equivalents - beginning of period                         1,070       3,168
                                                                     --------    --------

Cash and cash equivalents - end of period                            $    491    $   --
                                                                     ========    ========

Noncash activities:
             Contribution of timber cutting rights and timberlands
                   for investment in affiliate                       $   --      $ 10,886


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

The primary activity of the Company is the growing of trees and the sale of logs and standing timber primarily to third party wood processors. The Company's timber is located in Oregon, east of the Cascade Range. Logs harvested from the timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications.

U.S. Timberlands Services Company, LLC (the "General Partner") manages the businesses of the MLP and the Operating Company. The General Partner owns a 1% general partner interest in the MLP and a 1% managing member interest in the Operating Company.


BASIS OF PRESENTATION

These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the Company


                                     6 of 15

2.  Timber and Timberlands:
Timber and timberlands consisted of the following:

                                                                       March 31,     December 31,
                                                                          2002           2001
                                                                   --------------  --------------
        Timber and logging roads                                      $  308,546      $  309,759
        Timberlands                                                       34,566          34,566
        Seed orchard and nursery stock                                     1,499           1,437
                                                                   --------------  --------------
                                                                         344,611         345,762
        Less accumulated depletion and road amortization                 131,059         131,251
                                                                   --------------  --------------
                                                                      $  213,552      $  214,511
                                                                   ==============  ==============

3.  Short-Term Debt:

The Company had a credit facility with an affiliate of the General Partner (the "Affiliate Credit Facility") consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bear interest at the prime lending rate as published in the Wall Street Journal plus applicable margin (1.50% at March 31, 2002), which is based on the Company's leverage ratio. The prime-lending rate was 4.75% at March 31, 2002. The Company had $0 in outstanding borrowings under the Affiliate Credit Facility at March 31, 2002. The Affiliate Credit Facility expired, by its terms, at the end of April 2002. The Company is seeking to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party. However, there can be no assurance that the Company will be able to obtain a working capital credit facility in amounts sufficient to fund its working capital needs from a traditional commercial lender. The Company and the affiliated lender have also initiated discussions with respect to a further extension of the credit facility on terms comparable to those that would be obtained from an unaffiliated financing source.

4.  Long-Term Debt and Distributions:

As of March 31, 2002, the Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Senior Notes. An interest payment of $10,828,125 was due under the Notes on May 15, 2002. The Company expected to complete a timberland sale and to pay a portion of the interest due with the proceeds of such sale. While the sale was not completed, as expected, before May 15, 2002, the Company expects the sale to be completed in the next several weeks and expects to pay the interest within the 30 day grace period provided in the Notes. If the Company fails to make the interest payment within the applicable grace period, the Trustee under the Indenture and the holders of 25% of the notes can declare the principal and all accrued interest to be due and payable.


5.  Per Unit Information:

The Company accounts for income (loss) per unit in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share." Under SFAS No. 128, the Company is required to present basic income per common and subordinated unit, and diluted income per unit information. The weighted average number of common and subordinated units outstanding were 9,648,017 and 3,211,590, respectively for the three month period ended March 31, 2002. For the three month period ended March 31, 2001 the weighted average number of common and subordinated units outstanding were 8,577,487 and 4,282,120, respectively. In accordance with the Company's Amended and Restated Agreement of Limited Partnership, the weighted average common and subordinated units outstanding for the quarter ended March 31, 2001 reflect the conversion of 1,070,530 subordinated units into common units, on a one for one basis, effective February 6, 2001.

                                     7 of 15

6.  Other Matters:

On April 23, 2002, the Company announced the receipt of a revised offer from a group led by senior management to take the Company private. The revised offer contemplates a cash tender offer for 100% of the outstanding common limited partnership units not already owned by the entity or its affiliates for $2.75 per unit in cash. This offer is subject to receipt of financing, the execution of the definitive agreements and other customary conditions, as well as the dismissal or satisfactory settlement of any outstanding litigation.

On April 25,2002, the Company announced that several purported class action lawsuits were filed against the general partner of the Company and the board of directors of the general partner alleging, among other things, breach of fiduciary duty and self-dealing by the general partner and the board in connection with the receipt by the Company of a revised offer, dated April 23, 2002, from a group led by senior management of the Company to take the Company private.

The lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle. The lawsuits were filed by purported unitholders of the Company, on behalf of all other similarly situated unitholders, and seek to have the class certified and the purported unitholders bringing the action named as a representative of the class. In addition, the lawsuits seek to enjoin the going private transaction, to rescind the going private transaction if it is consummated, and to recover damages and attorneys' fees. The lawsuits also name the Company as a defendant.

In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.

Through the first three months of 2002, the Company funded its operations and met its cash requirements for debt service from cash on hand. An interest payment of $10,828,125 was due under the Notes on May 15, 2002. The Company expected to complete a timberland sale and to pay a portion of the interest due with the proceeds of such sale. While the sale was not completed, as expected, before May 15, 2002, the Company expects the sale to be completed in the next several weeks and expects to pay the interest within the 30 day grace period provided in the Indenture.

The Company will need to sell logs, timber deeds and excess timberlands to meet its short term cash needs. While the Company believes the timberland sale discussed in the preceding paragraph will be completed, the Company is evaluating the sale of certain other assets to meet its current liquidity requirements. While the Company believes it can meet these requirements in the normal course of business, there can be no assurance that the Company will be able to complete asset sales on terms acceptable to the Company.

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


                                     8 of 15

Overview

The Company's principal operations consist of growing and harvesting timber and selling logs, standing timber and related by-products to third party wood processors. These logs and by-products are processed for sale as lumber; molding products; doors; mill work; commodity, specialty, and overlaid plywood products; laminated veneer lumber; engineered wood I-beams; particleboard; hardboard; paper and other wood products. These products are used in residential, commercial, and industrial construction; home remodeling and repair; general industrial applications; and a variety of paper products. The results of the Company's operations and its ability to pay quarterly distributions to its Unitholders depend upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for timber and logs, seasonality, government regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products. The Company is not currently permitted to make any distributions to Unitholders (see Financial Condition and Liquidity)

Seasonality

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


Current Market Conditions

     First quarter 2002 prices for finished wood products (e.g., lumber, plywood, and engineered wood products) were higher than fourth quarter 2001 and higher than the same period in 2001. First quarter prices for Douglas Fir were up 7% from fourth quarter 2001 and up 18% from year ago levels. White Fir was up 8% and 6% from last year's levels. Ponderosa and Lodgepole Pine were up 26% from the same period in 2001.



     Average log prices were down 1% from fourth quarter 2001 and down 5% from first quarter 2001 levels. This was due to an oversupply of logs in UST market areas, and selling first quarter production at previously contracted amounts based on fourth quarter prices, which were lower. Product price increases led to an increase in the amount of logs available from other sources in UST market areas. Many of our customer's facilities carried high log inventories into 2002 and were purchasing at lower prices to try to attain profitability.



Second quarter log prices are expected to be higher reflecting the finished wood product prices experience during first quarter 2001.


                                     9 of 15

Results of Operations

         Selected operating statistics for the Company:

                                       Sales Volume (MBF)                  Price Realization (MBF)
                                       ------------------                  -----------------------
                                                                Timber                               Timber
              Period                    Logs      Stumpage      Deeds        Logs      Stumpage      Deeds
              ------                    ----      --------      -----        ----      --------      -----
               2002
Three Months Ended March 31              5,024            -        2,333      $ 349          $ -       $ 169

               2001
Three Months Ended March 31             20,939            -       14,744      $ 357          $ -       $ 133


Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

     Revenues Revenues for the quarter ended March 31, 2002 were $2.2 million, a decrease of $7.3 million or 77% from revenues of $9.5 million for the same period in 2001. The significant decrease in revenues during the first quarter of 2002 was caused by the continuation of weak industry conditions, which led the company to voluntarily reduce its harvests.

     Timber deed and stumpage sales for the first quarter of 2002 were $0.4 million on volume of 2.3 million board feet ("MMBF"), as compared to the same period in 2001, when timber deed and stumpage sales were $2.0 million on 14.7 MMBF. The average timber deed and stumpage price was $169 per thousand board feet ("MBF") during the first quarter of 2002, as compared to $133 per MBF for the same period in 2001.

     Log sales for the quarter ended March 31, 2002 were $1.8 million on volume of 5.0 MMBF, as compared to the same period in 2001 when log sales were $7.5 million on 20.9 MMBF. The average sales price was $349 per MBF for the first quarter of 2002, as compared to an average of $357 per MBF for the same period in 2001. The decline in log prices reflects a general decrease in log prices and a continuation in 2001 of weak markets that accelerated in the latter half of 2000.

     Gross Profit The Company had a gross profit of $0.1 million in the first quarter of 2002 as compared to a gross loss of $0.1 million for the same period in 2001. As a percentage of sales the gross profit was 2% as compared to a gross loss percentage of 1% in the first quarter of 2001. The increase in gross profit as a percentage of sales is a result of increases in the amount of realization on timber deed sales partially offset by deteriorating market conditions for logs and increases in depletion rates over the same period in 2001.

     Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $1.2 million from $2.6 million in the first quarter of 2001 to $1.4 million in the first quarter of 2002. The decrease was primarily attributable to decreases in professional services of $0.9 million and wages and wage related expenses of $0.2 million which were part of the company's cost reduction plans.


                                    10 of 15

     Equity in Net Loss of Affiliate Equity in net loss of affiliate was approximately $2.3 million for the first quarter of 2002. This amount reflects the Company's common interest share of the net loss of an affiliate accounted for under the equity method as well as losses in excess of common equity of the affiliate absorbed by the Company's preferred interest in the affiliate. This compares to equity in net loss of affiliate of $0.8 million in the first quarter of 2001.

     Partners' Capital During the quarter ended March 31, 2002, the limited partner interests in the Company declined $9.0 million from $24.2 million to $15.2 million. This decline is the result of the limited partners' $9.0 million share of the Company's net loss. The General Partner interest in the Company also declined during the quarter ended March 31, 2002 reflecting its share of the Company's net loss for the period.


Financial Condition and Liquidity

     Operating Activities Cash flows provided by operating activities during the three months ended March 31, 2002 were a negative $0.5 million, as compared to cash provided by operating activities of $5.9 million during the same period in 2001. The $6.4 million decrease is due primarily to the Company's decreases in revenues and in non-cash add backs for depletion in 2002 as compared to 2001.

     Investing Activities Cash flows used in investing activities were $0.1 million during the first three months of 2002, as compared to $4.5 million, related to the purchase of a timber deed, during the same period in 2001.

     Financing Activities Cash flows used in financing activities for the first three months of 2002 were $0.0 million as compared to cash used in financing activities of $4.5 million for the same period in 2001. The change is due to the fact that the company did not make any distributions during the first quarter of 2002, compared to $6.6 million in the comparable period of the prior year.

     The Company had a credit agreement with an affiliate of the General Partner (the "Affiliate Credit Facility"). The Affiliate Credit Facility allowed the Company to borrow up to $12.0 million. The Affiliate Credit Facility expired on April 30, 2002. The Company has endeavored to replace the Affiliate Credit Facility with a new credit facility.

     The agreement governing the Company's 9-5/8% senior notes (the "Notes") contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and three-year periods. As of March 31, 2002, the Company was in compliance with the covenants requirements pertaining to the Notes. As of March 31, 2002, the Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Indenture.

     Through the first three months of 2002, the Company funded its operations and met its cash requirements for debt service from cash on hand. An interest payment of $10,828,125 was due under the Notes on May 15, 2002. The Company expected to complete a timberland sale and to pay a portion of the interest due with the proceeds of such sale. While the sale was not completed, as expected, before May 15, 2002, the Company expects the sale to be completed in the next several weeks and expects to pay the interest within the 30 day grace period provided in the Indenture.


                                    11 of 15

     Cash required to meet the Company's debt service and any cash distributions will be significant. To meet its working capital requirements, the Company has been selling logs and making timber sales at a rate in excess of the General Partner's estimate of the current annual board footage growth on the Company's timberlands. The debt service and, prior to April 2001, quarterly cash distributions have been funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions will be adversely affected. On May 10, 2001 the Company announced an indefinite suspension of distributions. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon. Accordingly, the Company will need to sell logs, timber deeds and excess timberlands to meet its short term cash needs. While the Company believes the timberland sale discussed in the preceding paragraph will be completed, the Company is evaluating the sale of certain other assets to meet the meet its current liquidity requirements. While the Company believes it can meet these requirements in the normal course of business, there can be no assurance that the Company will be able to complete asset sales on terms acceptable to the Company.


PART ll.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On April 25, 2002 the Company announced that several purported class action lawsuits were filed against the general partner of the Company and the board of directors of the general partner alleging, among other things, breach of fiduciary duty and self-dealing by the general partner and the board in connection with the receipt by the Company of a revised offer, dated April 23, 2002, from a group led by senior management of the Company to take the Company private.

     The lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle. The lawsuits were filed by purported unitholders of the Company, on behalf of all other similarly situated unitholders, and seek to have the class certified and the purported unitholders bringing the action named as a representative of the class. In addition, the lawsuits seek to enjoin the going private transaction, to rescind the going private transaction if it is consummated, and to recover damages and attorneys' fees. The lawsuits also name the Company as a defendant.

     In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations.



                                    12 of 15

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



(b.) Reports on Form 8-K


         On May 2, 2002, the Company filed a Form 8-K containing the revised privatization offer and the related news release as well as the news release relating to the filing of new purported class action law suits.


                                    14 of 15

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 20, 2002                 U.S. TIMBERLANDS COMPANY, LP
                                   By: U.S. Timberlands Services Company, LLC
                                                    as General Partner


                                       By: /s/  Thomas C. Ludlow
                                           ---------------------------------
                                            Thomas C. Ludlow
                                            Chief Financial Officer
                                            (Chief Financial Officer,
                                             Duly Authorized Officer,
                                             And Principal Accounting Officer)



                                    15 of 15