Form 10-Q
period 2002-06-30
U S TIMBERLANDS CO LP
filed 2002-08-16
CIK 1043012

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------
                                    FORM 10-Q
                     --------------------------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-23259

                     --------------------------------------


                         U.S. TIMBERLANDS COMPANY, L.P.
             (Exact name of registrant as specified in its charter)

                   Delaware                               91-1842156
 -------------------------------------------           ---------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
               or organization)                       Identification No.)

    625 Madison Avenue, Suite 10-B, New York, NY             10022
   -----------------------------------------------         ----------
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

                                    Yes   X      No
                                        -----        -----

                                    Form 10-Q

                                Table of Contents


Part I.  Financial Information                                                                            Page
                                                                                                          ----
     Item  1.  Condensed Consolidated Statements of Operations
                  for the three months ended June 30, 2002 and 2001 . . . . . . . . . . . . . . . .         3

     Item  1.  Condensed Consolidated Statements of Operations
                  for the six months ended June 30, 2002 and 2001 . . . . . . . . . . . . . . . . .         4

     Item  1.  Condensed Consolidated Balance Sheets
                  at June 30, 2002 and December 31, 2001  . . . . . . . . . . . . . . . . . . . . .         5

     Item  1.  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2002 and 2001 . . . . . . . . . . . . . . . . .         6

     Item  1.  Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . .         7

     Item  2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .        10


Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

     Item  2.  Changes in Securities and Use of Proceeds  . . . . . . . . . . . . . . . . . . . . .        15

     Item  3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . .        15

     Item  4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . .        15

     Item  5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

     Item  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .        16



PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)


                                                                               Three Months Ended June 30,
                                                                          --------------------------------------
                                                                                    2002                2001
                                                                               ------------        --------------
Revenues (including $9,900 to an affiliate in 2002)                            $    15,460         $      7,327
Cost of timber harvested                                                            (3,263)              (2,299)
Depletion, depreciation and road amortization                                      (13,928)              (5,280)
                                                                               -----------         -------------
      Gross profit (loss)                                                           (1,731)                (252)

Selling, general and administrative expenses                                        (1,515)              (1,882)
Equity in net loss of affiliate                                                     (3,409)                (928)
                                                                               -----------         -------------
      Operating loss                                                                (6,655)              (3,062)

Interest expense                                                                    (5,415)              (5,544)
Interest income                                                                          1                    9
Amortization of deferred financing fees                                               (169)                (169)
Other income, net                                                                       62                   79
                                                                               -----------         -------------

Loss before general partner and minority interest                                  (12,176)              (8,687)
Minority interest                                                                      122                   87
                                                                               -----------         -------------

Net loss                                                                           (12,054)              (8,600)
General partner interest                                                               122                   87
                                                                               -----------         -------------

Net loss applicable to common and subordinated units                           $   (11,932)        $     (8,513)
                                                                               ===========         =============

Net loss per each common and subordinated unit-
      basic and diluted                                                        $     (0.93)        $      (0.66)
                                                                               ===========         =============

Distributions per Unit                                                         $         -         $          -
                                                                               ===========         =============

Weighted average units outstanding                                              12,859,607           12,859,607
                                                                               ===========         =============



    See accompanying notes to the condensed consolidated financial statements

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)


                                                                                  Six Months Ended June 30,
                                                                           ---------------------------------------
                                                                                    2002                   2001
                                                                               ---------------        ------------
Revenues (including $9,900 to an affiliate in 2002)                            $    17,615            $    16,794
Cost of timber harvested                                                            (4,300)                (6,991)
Depletion, depreciation and road amortization                                      (14,994)               (10,187)
                                                                               -----------            ------------
      Gross profit (loss)                                                           (1,679)                  (384)

Selling, general and administrative expenses                                        (2,896)                (4,435)
Equity in net loss of affiliate                                                     (5,736)                (1,691)
                                                                               -----------            ------------
      Operating loss                                                               (10,311)                (6,510)

Interest expense                                                                   (10,799)               (10,947)
Interest income                                                                          4                     83
Amortization of deferred financing fees                                               (338)                  (337)
Other income, net                                                                      105                    120
                                                                               -----------            ------------

Loss before general partner and minority interest                                  (21,339)               (17,591)
Minority interest                                                                      213                    176
                                                                               -----------            ------------

Net loss                                                                           (21,126)               (17,415)
General partner interest                                                               213                    176
                                                                               -----------            ------------

Net loss applicable to common and subordinated units                           $   (20,913)           $   (17,239)
                                                                               ===========            ============

Net loss per each common and subordinated unit-
      basic and diluted                                                        $     (1.63)           $     (1.34)
                                                                               ===========            ============

Distributions per Unit                                                         $         -            $      0.50
                                                                               ===========            ============

Weighted average units outstanding                                              12,859,607             12,859,607
                                                                               ===========            ============


    See accompanying notes to the condensed consolidated financial statements



                          U.S. TIMBERLANDS COMPANY, LP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                               June 30      December 31
                                                                                2002          2001
                                                                             -----------   ------------
                                                                             (Unaudited)        *
ASSETS
Current assets:
     Cash and cash equivalents                                                $    402       $  1,070
     Accounts receivable, net                                                    1,527            311
     Other receivables                                                             247            280
     Notes receivable                                                              303          1,153
     Prepaid expenses and other current assets                                     120            225
                                                                              --------       --------

         Total current assets                                                    2,599          3,039

Timber and timberlands, net                                                    200,542        214,511
Investment in affiliate                                                         25,873         31,609
Property, plant and equipment, net                                                 788            811
Notes receivable, less current portion                                             340            428
Deferred financing fees, net                                                     3,636          3,973
                                                                              --------       --------

         Total assets                                                         $233,778       $254,371
                                                                              ========       ========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable                                                              913          1,334
     Accrued liabilities                                                         3,176          3,331
     Advances from affiliates                                                    1,225           --
     Payable to general partner and affiliate                                      136             41
                                                                              --------       --------

         Total current liabilities                                               5,450          4,706
                                                                              --------       --------

Long-term debt                                                                 225,000        225,000
                                                                              --------       --------

Minority interest                                                                   33            247
                                                                              --------       --------

Partners' capital
     General partner interest                                                       33            247
     Limited partner interest (12,859,607 units issued and outstanding)          3,261         24,171
                                                                              --------       --------

                                                                                 3,294         24,418
                                                                              --------       --------

         Total liabilities and partners' capital                              $233,778       $254,371
                                                                              ========       ========

*    Derived from audited Consolidated Balance Sheet as of December 31, 2001

    See accompanying notes to the condensed consolidated financial statements

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  Six Months Ended June 30,
                                                                              --------------------------------
                                                                                   2002              2001
                                                                              --------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities                           $       (915)       $        156
                                                                              ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Timber, timberlands and road additions                                          (969)             (6,628)
      Purchase of property, plant and equipment - net                                   (9)               --
      Proceeds from sale of assets                                                    --                    15
                                                                              ------------        ------------
Net cash used in investing activities                                                 (978)             (6,613)
                                                                              ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under affiliate credit facility                                 1,225              10,470
      Distributions to unitholders, general partner,
           and minority interest                                                      --                (6,561)
                                                                              ------------        ------------
Net cash provided by financing activities                                            1,225               3,909
                                                                              ------------        ------------

Decrease in cash and cash equivalents                                                 (668)             (2,548)
Cash and cash equivalents - beginning of period                                      1,070               3,168
                                                                              ------------        ------------

Cash and cash equivalents - end of period                                     $        402        $        620
                                                                              ============        ============

Noncash activities:
      Contribution of timber cutting rights for investment in affiliate       $       --          $     12,987
      Contribution of timberlands for investment in affiliate                 $       --          $      3,302

Supplemental cash flow information:
      Cash paid for interest expense                                          $ 10,828,125        $ 11,031,649



    See accompanying notes to the condensed consolidated financial statements

                         U.S. TIMBERLANDS COMPANY, L.P.
                         NOTES TO CONDENSED CONSOLIDATED
                 FINANCIAL STATEMENTS (In thousands, except per
                     Unit amounts or as otherwise indicated)
                                   (Unaudited)


1.  Business and Basis of Presentation

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


The primary activity of the Company is the growing of trees and the sale of logs and standing timber primarily to third party wood processors. The Company's timber is primarily located in Oregon, east of the Cascade Range. Logs harvested from the timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications.


U.S. Timberlands Services Company, LLC (the "General Partner") manages the businesses of the MLP and the Operating Company. The General Partner owns a 1% general partner interest in the MLP and a 1% managing member interest in the Operating Company.

Basis of Presentation

These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K. Operating results for the quarter and the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the Company.

2.  Timber and Timberlands

Timber and Timberlands consisted of the following:


                                                                             June 30,            December 31,
                                                                               2002                   2001
                                                                           -----------           -----------
        Timber and logging roads                                           $  309,412            $  309,759
        Timberlands                                                            34,566                34,566
        Seed orchard and nursery stock                                          1,719                 1,437
                                                                           -----------           -----------

                                                                              345,697               345,762
        Less accumulated depletion and road amortization                      145,155               131,251
                                                                           -----------           -----------

                                                                           $  200,542            $  214,511
                                                                           ===========           ===========


3.  Investment In Affiliate

The following is summarized financial information for U.S. Timberlands Yakima, LLC (USTY), an affiliate of the Company accounted for under the equity method:


                                  Quarter Ended         Quarter Ended        Six Months Ended       Six Months Ended
                                     June 30               June 30               June 30               June 30
                                      2002                  2001                   2002                  2001
                               --------------------  --------------------  ---------------------  -------------------
        Net sales                   $ 5,041               $ 1,209            $    10,696           $    5,859
        Gross profit (loss)            (628)                  263                 (1,163)               3,199
        Net income (loss)            (3,438)               (1,607)                (5,776)                (378)



On June 12, 2002 the Company sold timber cutting rights for approximately 87.3 million board feet to USTY for $9.9 million. These timber cutting rights expire in May 2005.

4.  Short-Term Debt

The Company had a credit facility with an affiliate of the General Partner (the "Affiliate Credit Facility") consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bore interest at the prime lending rate as published in the Wall Street Journal plus applicable margin, which was based on the Company's leverage ratio. The Affiliate Credit Facility expired, by its terms, at the end of April 2002. The Company is seeking to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party. However, there can be no assurance that the Company will be able to obtain a working capital credit facility in amounts sufficient to fund its working capital needs from a traditional commercial lender. The Company and the affiliated lender have also initiated discussions with respect to a further extension of the credit facility on terms comparable to those that would be obtained from an unaffiliated financing source. While the Company and potential lenders are in negotiations, affiliated lenders have agreed to make short term advances to the Company, payable on demand to the affiliates, at an interest rate of 10%. The Company had $1.225 million in outstanding borrowings with the affiliates at June 30, 2002.

5.  Long-Term Debt and Distributions

As of June 30, 2002, the Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Senior Notes. An interest payment of $10.828 million was due under the Notes on May 15, 2002. The Company completed a timber deed sale on June 12, 2002 to pay the interest due with the proceeds of such sale, within the 30 day grace period provided in the Notes.

6.  Per Unit Information

The Company accounts for income (loss) per unit in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share". Under SFAS No. 128, the Company is required to present basic income per common and subordinated unit, and diluted income per unit information. The weighted average number of common and subordinated units outstanding for each period presented totaled 12,859,607, consisting of 9,648,017 common units and 3,211,590 subordinated units.

7.  Other Matters

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

On April 25, 2002, the Company announced that several purported class action lawsuits were filed against the general partner of the Company and the board of directors of the general partner alleging, among other things, breach of fiduciary duty and self-dealing by the general partner and the board in connection with the receipt by the Company of a revised offer, dated April 23, 2002, from a group led by senior management of the Company to take the Company private.

The lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle. The lawsuits were filed by the purported unitholders of the Company, on behalf of all other similarly situated unitholders, and seek to have the class certified and the purported unitholders bringing the action named as a representative of the class. In addition, the lawsuits seek to enjoin the going private transaction, to rescind the going private transaction if it is consummated, and to recover damages and attorneys' fees. The lawsuits also name the Company as a defendant.

On July 12, 2002 the Company was notified that all of the purported class action lawsuits were consolidated into one class action lawsuit by the Court of Chancery of the State of Delaware.

On June 21, 2002 the Company was notified that it was named in a lawsuit filed in State Court in Oregon as a codefendant seeking medical expenses and up to $12.0 million in damages for injuries sustained by the minor child of an employee of the General Partner while riding on equipment owned by the General Partner. At the time, liability insurance was in place, however, the insurance underwriter has since gone bankrupt and coverage is limited and is being administered by the Oregon Guarantee Insurance Association.

In the opinion of management, after consultation with outside counsel, the pending class action lawsuit is not expected to have a material adverse effect on the Company's financial position or results of operations. Management and its counsel are reviewing the facts of the injury claims and it is too early to assess its effect on the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

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

Overview

The Company's principal operations consist of growing and harvesting timber and selling logs, standing timber and related by-products to third party wood processors. These logs and by-products are processed for sale as lumber, molding products, doors, mill work, commodity, specialty and overlaid plywood products, laminated veneer lumber, engineered wood I-beams, particleboard, hardboard, paper and other wood products. These products are used in residential, commercial and industrial construction, home remodeling and repair, general industrial applications and a variety of paper products. The results of the Company's operations and its ability to pay quarterly distributions to its Unitholders depend upon a number of factors, many of which are beyond its control. These factors include general economic and industry conditions, domestic and export prices, supply and demand for timber logs, seasonality, government regulations affecting the manner in which timber may be harvested, and competition from other supplying regions and substitute products. The Company is not currently permitted to make any distributions to Unitholders (see Financial Condition and Liquidity).

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

Current Market Conditions

Second quarter 2002 prices for finished wood products (e.g. lumber, plywood and engineered wood products) were lower than first quarter 2002 and lower than the same period in 2001.

Average log prices for all species with the exception of Ponderosa Pine were up in the second quarter 2002 over the first quarter 2002. Pine was down 2%, Douglas Fir was up 5%, White Fir was up 7% and Lodgepole Pine was up 9%. Average log prices in the second quarter 2002 were up over the same quarter in 2001 with the exception of White Fir which remained the same. Pine was up 9%, Douglas Fir was up 5% and Lodgepole Pine was up 4%.

Results of Operations

Selected operating statistics for the Company:



                                          Sales Volume (MBF)                  Price Realization (MBF)
                                     ----------------------------          -----------------------------
                                                             Timber                                Timber
             Period                    Logs      Stumpage     Deeds         Logs     Stumpage      Deeds
             ------                    ----      --------    ------         ----     --------      -----

              2002
Three Months Ended June 30            14,575           -     88,480         $ 341         $ -       $ 114
Three Months Ended March 31            5,024           -      2,333         $ 349         $ -       $ 169


              2001
Three Months Ended June 30             9,890           -     28,624         $ 313         $ -       $ 138
Three Months Ended March 31           20,939           -     14,744         $ 357         $ -       $ 133


Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Revenues

Revenues for the quarter ended June 30, 2002 were $15.4 million, an increase of $8.1 million or 111% from revenues of $7.3 million for the same period in 2001. The significant increase in revenues during the second quarter of 2002 was caused by higher log prices and log volumes, and higher timber deed sales.

Timber deed sales for the second quarter of 2002 were $10.1 million on volume of
88.5 million board feet ("MMBF"), as compared to the same period in 2001, when timber deed sales were $4.0 million on 28.6 MMBF. The average timber deed price was $114 per thousand board feet ("MBF") during the second quarter of 2002, as compared to $138 per MBF for the same period in 2001.

Log sales for the quarter ended June 30, 2002 were $5.0 million on volume of
14.6 MMBF, as compared to the same period in 2001 when log sales were $3.1 million on 9.9 MMBF. The average sales price was $341 per MBF for the second quarter of 2002, as compared to an average of $313 per MBF for the same period in 2001. The increase in log prices reflects a general increase in log prices.

Gross Profit

The Company had a gross loss of $1.7 million in the second quarter of 2002 as compared to a gross loss of $0.3 million for the same period in 2001. As a percentage of sales the gross loss was 11% as compared to a gross loss percentage of 3% in the second quarter of 2001. The increase in gross loss as a percentage of sales is a result of increases in depletion rates over the same period in 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.4 million from $1.9 million in the second quarter of 2001 to $1.5 million in the second quarter of 2002. The decrease was part of the Company's cost reduction plans.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was approximately $3.4 million for the second quarter of 2002. This amount reflects the Company's share of the net loss of an affiliate accounted for under the equity method. This compares to equity in net loss of affiliate of $0.9 million in the second quarter of 2001.

Partners' Capital

During the quarter ended June 30, 2002, the limited partner interests in the Company declined $11.9 million from $15.2 million to $3.3 million. This decline is the result of the limited partners' $11.9 million share of the Company's net loss. The General Partner interest in the Company also declined during the quarter ended June 30, 2002 reflecting its share of the Company's net loss for the period.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues

Revenues for the six months ended June 30, 2002 were $17.6 million, an increase of $0.8 million or 5% from revenues of $16.8 million for the same period in 2001. The increase in revenues during the first half of 2002 was caused by higher timber deed sales.

Timber deed sales for the first half of 2002 were $10.5 million on volume of
90.8 million board feet ("MMBF"), as compared to the same period in 2001, when timber deed sales were $5.9 million on 43.4 MMBF. The average timber deed price was $116 per thousand board feet ("MBF") during the first half of 2002, as compared to $136 per MBF for the same period in 2001.

Log sales for the six months ended June 30, 2002 were $6.7 million on volume of
19.6 MMBF, as compared to the same period in 2001 when log sales were $10.6 million on 30.8 MMBF. The average sales price was $343 per MBF for the first half of 2002, as compared to an average of $343 per MBF for the same period in 2001.

Gross Profit

The Company had a gross loss of $1.7 million in the first half of 2002 as compared to a gross loss of $0.4 million for the same period in 2001. As a percentage of sales the gross loss was 10% as compared to a gross loss percentage of 2% in the first half of 2001. The increase in gross loss as a percentage of sales is a result of increases in depletion rates over the same period in 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.5 million from $4.4 million in the first half of 2001 to $2.9 million in the first half of 2002. The decrease was primarily attributable to decreases in professional services of $0.9 million and wage and wage related expenses of $0.2 million which were part of the Company's cost reduction plans.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was approximately $5.7 million for the first half of 2002. This amount reflects the Company's share of the net loss of an affiliate accounted for under the equity method. This compares to equity in net loss of affiliate of $1.7 million in the first half of 2001.

Partners' Capital

During the six months ended June 30, 2002, the limited partner interests in the Company declined $20.9 million from $24.2 million to $3.3 million. This decline is the result of the limited partners' $20.9 million share of the Company's net loss. The General Partner interest in the Company also declined during the six months ended June 30, 2002 reflecting its share of the Company's net loss for the period.

Financial Condition and Liquidity

Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2002 were $0.9 million, as compared to cash provided by operating activities of $0.2 million during the same period in 2001. The $1.1 million decrease is due primarily to the Company's decreases in payables and increases in receivables.

Investing Activities

Cash flows used in investing activities were $1.0 million during the first six months of 2002, as compared to $6.6 million, related to the purchase of a timber deed, during the same period in 2001.

Financing Activities

Cash flows provided by financing activities for the first six months of 2002 were $1.2 million as compared to cash provided by financing activities of $3.9 million for the same period in 2001. Cash flows were provided by borrowings and were offset in part by distributions to unitholders in the 2001 period.

The Company had a credit agreement with an affiliate of the General Partner (the "Affiliate Credit Facility"), which allowed the Company to borrow up to $12.0 million. The Affiliate Credit Facility expired on April 30, 2002. The Company has endeavored to replace the Affiliate Credit Facility with a new credit facility.

The agreement governing the Company's 9-5/8% senior notes (the "Notes") contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberlands sales and purchased. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and-three year periods. As of June 30, 2002, the Company was in compliance with the covenants requirements pertaining to the Notes. As of June 30, 2002, the Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Indenture.

Through the first six months of 2002, the Company funded its operations and met its cash requirements for debt service from cash on hand. An interest payment of $10,828,125 was due under the Notes on May 15, 2002. The Company completed a timber deed sale on June 12, 2002 to pay the interest due with the proceeds for such sale, within the 30 day grace period provided in the Notes.

Cash required to meet the Company's debt service and any cash distributions will be significant. To meet its working capital requirements, the Company has been selling logs and making timber sales at a rate in excess of the General Partner's estimate of the current annual board footage growth on the Company's timberlands. The debt service and, prior to April 2001, quarterly cash distributions have been funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions will be adversely affected. On May 10, 2001 the Company announced an indefinite suspension of distributions. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon. The Company will continue to look to log and timber deed sales as well as the sale of excess timberlands, and short-term advances from an affiliated lender, to meet its short term cash needs.

PART II.  OTHER INFORMATION

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

The lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle. The lawsuits were filed by purported unitholders of the Company, on behalf of all other similarly situated unitholders, and seek to have the class certified and the purported unitholders bringing the action named as a representative of the class. In addition, the lawsuits seek to enjoin the going private transaction, to rescind the going private transaction if it is consummated, and to recover damages and attorney's fees. The lawsuits also name the Company as a defendant.

On July 12, 2002 the Company was notified that all of the purported class action lawsuits were consolidated into one class action lawsuit by the Court of Chancery of the State of Deleware.

On June 21, 2002 the Company was notified that it was named in a lawsuit filed in State Court in Oregon as a codefendant seeking medical expenses and up to $12.0 million in damages for injuries sustained by the minor child of an employee of the General Partner while riding on equipment owned by the General Partner. At the time, liability insurance was in place, however, the insurance underwriter has since gone bankrupt and coverage is limited and is being administered by the Oregon Guarantee Insurance Association.

In the opinion of management, after consultation with outside counsel, the pending class action lawsuit is not expected to have a material adverse effect on the Company's financial position or results of operations. Management and its counsel are reviewing the facts of the injury claims and it is too early to assess its effect on the Company.

ITEMS 2, 3, 4, AND 5 OF PART II are not applicable and have been omitted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.)  Exhibits


         +3.1   -   Amended and Restated Agreement of Limited Partnership of U.S. Timberlands Company, LP

         +3.2   -   Second Amended and Restated Operating Agreement of U.S. Timberlands Klamath Falls, LLC

        +10.2   -   Indenture among U.S. Timberlands Klamath Falls, LLC, U.S. Timberlands Finance Corp. and
                        State Street Bank and Trust Company, as trustee

        +10.3   -   Contributions, Conveyance and Assumption Agreement among U.S. Timberlands Company, LP and certain other parties

        *10.4   -   Form of U.S. Timberlands Company, LP 1997 Long-Term Incentive Plan

        *10.5   -   Employment Agreement for Mr. Rudey

        *10.9   -   Supply Agreement between U.S. Timberlands Klamath Falls, LLC and Collins Products, LLC

      ++10.10   -   Operating Agreement of U.S. Timberlands Yakima, LLC

        *21.1   -   List of Subsidiaries

         99.1   -   Sarbanes-Oxley Certification of CEO

         99.2   -   Sarbanes-Oxley Certification of CFO


     * Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed November 13, 1997.
     + Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed January 15, 1998.
     ++ Incorporated by reference to the same numbered exhibit to the Registrant's Form 10-Q filed on May 15, 2000.

(b.)  Reports on Form 8-K

On  May  2,  2002,   the  Company  filed  a  Form  8-K  containing  the  revised privatization offer and the related news release as well as the news release relating to the filing of new purported class action lawsuits.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.



Date: August 16, 2002               U.S. TIMBERLANDS COMPANY, LP
                                    By: U.S. Timberlands Services Company, LLC
                                        as General Partner



                                    By:        /s/ Thomas C. Ludlow
                                         --------------------------------------
                                         Thomas C. Ludlow
                                         Chief Financial Officer
                                         (Chief Financial Officer,
                                         Duly Authorized Officer,
                                         And Principal Accounting Officer)