Form 10-Q
period 2002-09-30
U S TIMBERLANDS CO LP
filed 2002-11-15
CIK 1043012

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

                                    FORM 10-Q
                         -------------------------------


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number 0-23259
                                    --------

                         U.S. TIMBERLANDS COMPANY, L.P.
              (Exact name of registrant as specified in it charter)

        Delaware                                         91-1842156
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

625 Madison Avenue, Suite 10-B, New York, NY                 10022
  (Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code: 212-755-1100
                                    --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X     No
   -----      -----

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I.  Financial Information                                                                            Page

     Item  1.  Condensed Consolidated Statements of Operations
                  for the three months ended September 30, 2002 and 2001  .. . . . . . . . . . . . .        3

     Item  1.  Condensed Consolidated Statements of Operations
                  for the nine months ended September 30, 2002 and 2001. . . . . . . . . . . . . . .        4

     Item  1.  Condensed Consolidated Balance Sheets
                  at September 30, 2002 and December 31, 2001. . . . . . . . . . . . . . . . . . . .        5

     Item  1.  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2002 and 2001. . . . . . . . . . . . . . .        6

     Item  1.  Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . . . . .        7

     Item  2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .       10

     Item  4.  Controls and Disclosures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15


Part II.  Other Information

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

     Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . .      16

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

     Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .      16

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .      17


PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                                                                  Three Months Ended September 30,
                                                                                                  --------------------------------
                                                                                                    2002                      2001
                                                                                                    ----                      ----

Revenues                                                                                     $     13,323              $     24,299
Cost of timber harvested                                                                           (5,664)                   (5,935)
Depletion, depreciation and road amortization                                                      (5,935)                  (17,600)
Cost of timber and property sales                                                                    (863)                      -
Fire loss                                                                                            (657)                      -
                                                                                             ------------              ------------
      Gross profit                                                                                    204                       764

Selling, general and administrative expenses                                                       (1,723)                   (1,811)
Equity in net loss of affiliate                                                                    (2,566)                   (1,884)
                                                                                             ------------              ------------
      Operating loss                                                                               (4,085)                   (2,931)

Interest expense                                                                                   (5,414)                   (5,585)
Interest income                                                                                         4                         2
Amortization of deferred financing fees                                                              (169)                     (169)
Other income, net                                                                                       6                        13
                                                                                             ------------              ------------

Loss before general partner and minority interest                                                  (9,658)                   (8,670)
Minority interest                                                                                      34                        87
                                                                                             ------------              ------------

Net loss                                                                                           (9,624)                   (8,583)
General partner interest                                                                              160                        87
                                                                                             ------------              ------------

Net loss applicable to common and subordinated units                                               (9,464)             $     (8,497)
                                                                                             ============              ============

Net loss per each common and subordinated unit-
      basic and diluted                                                                      $      (0.74)             $      (0.66)
                                                                                             ============              ============

Distributions per Unit                                                                       $          -              $          -
                                                                                             ============              ============

Weighted average units outstanding                                                             12,859,607                12,859,607
                                                                                             ============              ============

    See accompanying notes to the condensed consolidated financial statements

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                                                                    Nine Months Ended September 30,
                                                                                                    -------------------------------
                                                                                                    2002                      2001
                                                                                                    ----                      ----

Revenues (including $9,900 to an affiliate in 2002)                                          $     30,939              $     41,093
Cost of timber harvested                                                                           (9,963)                  (12,926)
Depletion, depreciation and road amortization                                                     (20,930)                  (27,787)
Cost of timber and property sales                                                                    (863)                        0
Fire loss                                                                                            (657)                        0
                                                                                             ------------              ------------
      Gross profit (loss)                                                                          (1,474)                      380

Selling, general and administrative expenses                                                       (4,619)                   (6,246)
Equity in net loss of affiliate                                                                    (8,302)                   (3,575)
                                                                                             ------------              ------------
      Operating loss                                                                              (14,395)                   (9,441)

Interest expense                                                                                  (16,213)                  (16,532)
Interest income                                                                                         9                        85
Amortization of deferred financing fees                                                              (506)                     (506)
Other income, net                                                                                     112                       133
                                                                                             ------------              ------------

Loss before general partner and minority interest                                                 (30,993)                  (26,261)
Minority interest                                                                                     247                       263
                                                                                             ------------              ------------

Net loss                                                                                          (30,746)                  (25,998)
General partner interest                                                                              373                       263
                                                                                             ------------              ------------

Net loss applicable to common and subordinated units                                         $    (30,373)             $    (25,736)
                                                                                             ============              ============

Net loss per each common and subordinated unit-
      basic and diluted                                                                      $      (2.36)             $      (2.00)
                                                                                             ============              ============

Distributions per Unit                                                                       $         -               $       0.50
                                                                                             ============              ============

Weighted average units outstanding                                                             12,859,607                12,859,607
                                                                                             ============              ============

    See accompanying notes to the condensed consolidated financial statements

                          U.S. TIMBERLANDS COMPANY, LP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                    September 30         December 31
                                                                                                        2002                 2001
                                                                                                        ----                 ----
                                                                                                     (Unaudited)               *
ASSETS
Current assets:
     Cash and cash equivalents                                                                        $     950            $   1,070
     Accounts receivable, net                                                                             1,589                  311
     Due from general partner                                                                                81
     Other receivables                                                                                       73                  280
     Notes receivable                                                                                       459                1,153
     Prepaid expenses and other current assets                                                               10                  225
                                                                                                      ---------            ---------

         Total current assets                                                                             3,162                3,039

Timber and timberlands, net                                                                             197,978              214,511
Investment in affiliate                                                                                  23,307               31,609
Property, plant and equipment, net                                                                          772                  811
Notes receivable, less current portion                                                                      130                  428
Deferred financing fees, net                                                                              3,468                3,973
                                                                                                      ---------            ---------

         Total assets                                                                                 $ 228,817            $ 254,371
                                                                                                      =========            =========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable                                                                                     1,179                1,334
     Accrued liabilities                                                                                  8,967                3,331
     Payable to general partner                                                                               -                   41
                                                                                                      ---------            ---------

         Total current liabilities                                                                       10,146                4,706
                                                                                                      ---------            ---------

Long-term debt                                                                                          225,000              225,000
                                                                                                      ---------            ---------

Minority interest                                                                                             -                  247
                                                                                                      ---------            ---------

Partners' capital
     General partner interest                                                                              (126)                 247
     Limited partner interest (12,859,607 units issued and outstanding)                                  (6,203)              24,171
                                                                                                      ---------            ---------

                                                                                                         (6,329)              24,418
                                                                                                      ---------            ---------

         Total liabilities and partners' capital                                                      $ 228,817            $ 254,371
                                                                                                      =========            =========

* Derived from audited Consolidated Balance Sheet as of December 31, 2001 See accompanying notes to the condensed consolidated financial statements

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                    Nine Months Ended September 30,
                                                                                                    -------------------------------
                                                                                                       2002                  2001
                                                                                                       ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                                        $      5,681          $     12,864
                                                                                                 ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Timber, timberlands and road additions                                                           (5,792)               (6,864)
      Purchase of property, plant and equipment - net                                                      (9)                    -
      Proceeds from sale of assets                                                                          -                    15
                                                                                                 ------------          ------------
Net cash used in investing activities                                                                  (5,801)               (6,849)
                                                                                                 ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to unitholders, general partner,
           and minority interest                                                                            -                (6,561)
                                                                                                 ------------          ------------
Net cash used in financing activities                                                                       -                (6,561)
                                                                                                 ------------          ------------

Decrease in cash and cash equivalents                                                                    (120)                 (546)
Cash and cash equivalents - beginning of period                                                         1,070                 3,168
                                                                                                 ------------          ------------

Cash and cash equivalents - end of period                                                        $        950          $      2,622
                                                                                                 ============          ============

Noncash activities:
      Contribution of timber cutting rights for investment in affiliate                          $          -          $     12,987
      Contribution of timberlands for investment in affiliate                                    $          -          $      3,302

Supplemental cash flow information:
      Cash paid for interest expense                                                             $ 10,828,125          $ 11,158,300



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

BASIS OF PRESENTATION

These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K. Operating results for the quarter and the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the Company.

2.  TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following:


                                                                September 30,         December 31,
                                                                     2002                 2001
                                                                     ----                 ----

Timber and logging roads                                          $312,133                $309,759
Timberlands                                                         35,165                  34,566
Seed orchard and nursery stock                                       1,823                   1,437
                                                                  --------                --------

                                                                   349,121                 345,762
Less accumulated depletion and road amortization                   151,143                 131,251
                                                                  --------                --------

                                                                  $197,978                $214,511
                                                                  ========                ========

3.   INVESTMENT IN AFFILIATE

The following is summarized financial information for U.S. Timberlands Yakima, LLC (USTY), an affiliate of the Company accounted for under the equity method:

                  QUARTER ENDED   QUARTER ENDED  NINE MONTHS ENDED   NINE MONTHS ENDED
                  SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30       SEPTEMBER 30
                      2002             2001             2002               2001
                  -------------  --------------  ----------------  ----------------
Net sales             $ 11,940        $ 993      $   22,636        $    6,852
Gross profit (loss)        792           30            (372)            3,230
Net income (loss)       (2,704)      (2,081)         (8,480)           (2,459)


On June 12, 2002 the Company sold timber cutting rights for approximately 87.3 million board feet to USTY for $9.9 million. These timber cutting rights expire in May 2005. On August 30, 2002 the Company purchased timber cutting rights for approximately 12.0 million board feet from USTY for $1.3 million. These timber cutting rights expire in August 2003. On September 13, 2002 the Company purchased timberland for approximately 8.1 million board feet from USTY for $2.6 million. In addition to the preceding, on July 15, 2002 the Company purchased timber cutting rights for approximately 7.7 million board feet from USTY Services for $0.8 million. These timber cutting rights expire in July 2005.

4.   SHORT-TERM DEBT

The Company had a credit facility with an affiliate of the General Partner (the "Affiliate Credit Facility") consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bore interest at the prime lending rate as published in the Wall Street Journal plus applicable margin, which was based on the Company's leverage ratio. The Affiliate Credit Facility expired, by its terms, at the end of April 2002. The Company is seeking to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party. However, there can be no assurance that the Company will be able to obtain a working capital credit facility in amounts sufficient to fund its working capital needs from a traditional commercial lender. The Company and the affiliated lender have also initiated discussions with respect to a further extension of the credit facility on terms comparable to those that would be obtained from an unaffiliated financing source. While the Company continues to seek a credit facility from an unaffiliated source, affiliated lenders have agreed to make short term advances to the Company, payable on demand to the affiliates, at an annual interest rate of 10%.

5.   LONG-TERM DEBT AND DISTRIBUTIONS

As of September 30, 2002, the Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the 9 5/8% Senior Notes issued by the Operating Company.

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

7.   OTHER MATTERS

On October 17, 2002, the Company announced that it had signed a definitive agreement to be acquired by an acquisition company formed by a group led by senior management. The definitive agreement contemplates a cash tender offer for 100% of the outstanding common limited partnership units not already owned by the entity or its affiliates for $3.00 per unit in cash, followed by a merger of the acquisition company with and into the Company, pursuant to which each common limited partnership unit not already owned by the entity or its affiliates would be converted into the right to receive $3.00 per unit in cash. Consummation of the transaction is subject to receipt of financing and other customary conditions, as well as the dismissal or satisfactory settlement of any outstanding litigation.

On April 25, 2002, the Company announced that several purported class action lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle against the Company, the general partner of the Company and the board of directors of the general partner alleging, among other things, breach of fiduciary duty and self-dealing by the general partner and the board in connection with the going private transaction.

The lawsuits seek to enjoin the going private transaction, to rescind the going private transaction if it is consummated, and to recover damages and attorneys' fees.

On July 12, 2002, the Company was notified that all of the purported class action lawsuits were consolidated into one class action lawsuit by the Court of Chancery of the State of Delaware.

On October 17, 2002, the Company announced that it had reached a tentative settlement of the purported class action lawsuits, subject to court approval and other customary conditions.

On June 21, 2002, the Company was notified that it was named in a lawsuit filed in State Court in Oregon as a codefendant seeking medical expenses and up to $12.0 million in damages for injuries sustained by the minor child of an employee of the General Partner while riding on equipment owned by the General Partner. At the time, liability insurance was in place, however, the insurance underwriter has since gone bankrupt and coverage is limited and is being administered by the Oregon Guarantee Insurance Association.

In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations. Management and its counsel are still reviewing the facts of the injury claims and it is still too early to assess its effect on the Company.


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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements included in the Company's 2001 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the nine months ended September 30, 2002.

Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and the rates of depletion applicable to the Company's merchantable timber. These determinations are made periodically in the ordinary course of accounting.

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

CURRENT MARKET CONDITIONS

Third Quarter 2002 prices for finished wood products (e.g. lumber, plywood and engineered wood products) were flat to lower than Second Quarter 2002 prices.

Log prices for the Third Quarter 2002 remained fairly flat. Some downward pressure on prices resulted due to burned logs from the Toolbox Fire.

RESULTS OF OPERATIONS

Selected operating statistics for the Company:

                                       SALES VOLUME (MBF)                  PRICE REALIZATION (MBF)
                                       ------------------                  -----------------------

                                                              Timber                                 Timber
              Period                     Logs     Stumpage     Deeds          Logs      Stumpage      Deeds
              ------                     ----     --------     -----          ----      --------      -----

           2002
Three Months Ended September 30         23,998           -     20,189         $ 329          $ -       $ 186
Three Months Ended June 30              14,575           -     88,480         $ 341          $ -       $ 114
Three Months Ended March 31              5,024           -      2,333         $ 349          $ -       $ 169


           2001
Three Months Ended September 30         27,984           -     83,899         $ 347          $ -       $ 173
Three Months Ended June 30               9,890           -     28,624         $ 313          $ -       $ 138
Three Months Ended March 31             20,939           -     14,744         $ 357          $ -       $ 133



QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

REVENUES

Revenues for the quarter ended September 30, 2002 were $13.3 million, a decrease of $11.0 million or 45% from revenues of $24.3 million for the same period in 2001. The significant decrease in revenues during the third quarter of 2002 was caused by planned lower volumes.

Timber deed sales for the third  quarter of 2002 were $3.8  million on volume of
20.2 million board feet ("MMBF"), as compared to the same period in 2001, when timber deed sales were $14.5 million on 83.9 MMBF. The average timber deed price was $186 per thousand board feet ("MBF") during the third quarter of 2002, as compared to $173 per MBF for the same period in 2001.

Log sales for the quarter ended September 30, 2002 were $7.9 million on volume of 24.0 MMBF, as compared to the same period in 2001 when log sales were $9.7 million on 28.0 MMBF. The average sales price was $329 per MBF for the third quarter of 2002, as compared to an average of $347 per MBF for the same period in 2001. The decrease in log prices reflects a general decrease in the market caused by a high volume of fire-damaged logs.

GROSS PROFIT

The Company had a gross profit of $0.2 million in the third quarter of 2002 as compared to a gross profit of $0.8 million for the same period in 2001. As a percentage of sales the gross profit was 2% as compared to a gross profit percentage of 3% in the third quarter of 2001. The decrease in gross profit as a percentage of sales is a result of the fire loss of $0.7 million in 2002 and higher logging costs, offset by decreases in depletion rates and increased profits from by-product sales over the same period in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $0.1 million from $1.8 million in the third quarter of 2001 to $1.7 million in the third quarter of 2002. The decrease was attributable to lower wage and wage related expenses of $0.1 million and lower property taxes of $0.1 million, offset by higher professional service expenses of $0.1 million.

EQUITY IN NET LOSS OF AFFILIATE

Equity in net loss of affiliate was approximately $2.6 million for the third quarter of 2002. This amount reflects the Company's share of the net loss of an affiliate (USTY) accounted for under the equity method. This compares to equity in net loss of affiliate of $1.9 million in the third quarter of 2001.

PARTNERS' CAPITAL

During the quarter ended September 30, 2002, the limited partner interests in the Company declined $9.5 million from $3.3 million to negative $6.2 million. This decline is the result of the limited partners' $9.5 million share of the Company's net loss. The General Partner interest in the Company also declined during the quarter ended September 30, 2002 reflecting its share of the Company's net loss for the period.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

Revenues for the nine months ended September 30, 2002 were $30.9 million, a decrease of $10.2 million or 25% from revenues of $41.1 million for the same period in 2001. The decrease in revenues during the first nine months of 2002 was caused by planned lower volumes.

Timber deed sales for the first nine months of 2002 were $14.3 million on volume of 111.0 million board feet ("MMBF"), as compared to the same period in 2001, when timber deed sales were $20.4 million on 127.3 MMBF. The average timber deed price was $129 per thousand board feet ("MBF") during the first nine months of 2002, as compared to $160 per MBF for the same period in 2001.

Log sales for the nine months ended September 30, 2002 were $14.6 million on volume of 43.6 MMBF, as compared to the same period in 2001 when log sales were $20.3 million on 58.8 MMBF. The average sales price was $335 per MBF for the first nine months of 2002, as compared to an average of $345 per MBF for the same period in 2001. The decrease in log prices reflects a general decrease in the market.


GROSS PROFIT

The Company had a gross loss of $1.5 million in the first nine months of 2002 as compared to a gross profit of $0.4 million for the same period in 2001. As a percentage of sales, the gross loss was 5% as compared to a gross profit percentage of 1% in the first nine months of 2001. The increase in gross loss as a percentage of sales is a result of the fire loss of $0.7 million in 2002 and higher logging costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $1.6 million from $6.2 million in the first nine months of 2001 to $4.6 million in the first nine months of 2002. The decrease was primarily attributable to lower wage and wage related expenses of $0.3 million and lower professional service expenses of $0.8 million.

EQUITY IN NET LOSS OF AFFILIATE

Equity in net loss of affiliate was approximately $8.3 million for the first nine months of 2002. This amount reflects the Company's share of the net loss of an affiliate (USTY) accounted for under the equity method. This compares to equity in net loss of affiliate of $3.6 million in the first nine months of 2001.

PARTNERS' CAPITAL

During the nine months ended September 30, 2002, the limited partner interests in the Company declined $30.4 million from $24.2 million to negative $6.2 million. This decline is the result of the limited partners' $30.4 million share of the Company's net loss. The General Partner interest in the Company also declined during the nine months ended September 30, 2002 reflecting its share of the Company's net loss for the period.

FINANCIAL CONDITION AND LIQUIDITY

OPERATING ACTIVITIES

Cash flows provided by operating activities during the nine months ended September 30, 2002 were $5.7 million, as compared to cash provided by operating activities of $12.9 million during the same period in 2001. The $7.2 million decrease is due primarily to the Company's decrease in sales revenue in comparison to the same period in 2001.

INVESTING ACTIVITIES

Cash flows used in investing activities were $5.8 million during the first nine months of 2002, as compared to $6.8 million during the same period in 2001.

FINANCING ACTIVITIES

Cash flows used in financing activities for the first nine months of 2002 were $0.0 million as compared to cash used in financing activities of $6.6 million for the same period in 2001. There were no distributions to unitholders in the 2002 period as compared to $6.6 million in distributions to unitholders in the 2001 period.

The Company had a credit agreement with an affiliate of the General Partner (the "Affiliate Credit Facility"), which allowed the Company to borrow up to $12.0 million. The Affiliate Credit Facility expired on April 30, 2002.

The agreement governing the Operating Company's 9-5/8% Senior Notes (the "Notes") contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberlands sales and purchased. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and-three year periods. As of September 30, 2002, the Operating Company was in compliance with the covenants requirements pertaining to the Notes. As of September 30, 2002, the Operating Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Indenture.

Through the first nine months of 2002, the Company funded its operations and met its cash requirements for debt service from cash on hand.

Cash required to meet the Company's debt service and any cash distributions will be significant. To meet its working capital requirements, the Company for the past several years has been selling logs and making timber sales at a rate in excess of the General Partner's estimate of the current annual board footage growth on the Company's timberlands. The debt service and, prior to April 2001, quarterly cash distributions have been funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company's ability in the future to make distributions will be adversely affected. On May 10, 2001 the Company announced an indefinite suspension of distributions. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon. The Company will continue to look to log and timber deed sales as well as the sale of excess timberlands, and short-term advances from an affiliated lender, to meet its short term cash needs.

ITEM 4. CONTROLS AND DISCLOSURES

Within 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of management of the Company's General Partner, including the General Partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 25, 2002 the Company announced that several purported class action lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle against the Company, the general partner of the Company and the board of directors of the general partner alleging, among other things, breach of fiduciary duty and self-dealing by the general partner and the board in connection with the going private transaction.

The lawsuits seek to enjoin the going private transaction, to rescind the going private transaction if it is consummated, and to recover damages and attorney's fees. The lawsuits also name the Company as a defendant.

On July 12, 2002, the Company was notified that all of the purported class action lawsuits were consolidated into one class action lawsuit by the Court of Chancery of the State of Deleware.

On October 17, 2002, the Company announced that it had reached a tentative settlement of the purported class action lawsuits, subject to court approval and other customary conditions.

On June 21, 2002, the Company was notified that it was named in a lawsuit filed in State Court in Oregon as a codefendant seeking medical expenses and up to $12.0 million in damages for injuries sustained by the minor child of an employee of the General Partner while riding on equipment owned by the General Partner. At the time, liability insurance was in place, however, the insurance underwriter has since gone bankrupt and coverage is limited and is being administered by the Oregon Guarantee Insurance Association.

In the opinion of management, after consultation with outside counsel, the pending lawsuits are not expected to have a material adverse effect on the Company's financial position or results of operations. Management and its counsel are still reviewing the facts of the injury claims and it is still too early to assess its effect on the Company.


ITEMS 2, 3, 4, AND 5 OF PART II are not applicable and have been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) EXHIBITS


T3.1    - Amended  and  Restated  Agreement  of  Limited  Partnership  of U.S.
          Timberlands Company, LP

T3.2    - Second Amended and Restated Operating Agreement of U.S.  Timberlands
          Klamath Falls, LLC

T10.2   - Indenture   among  U.S.   Timberlands   Klamath  Falls,   LLC,  U.S.
          Timberlands Finance Corp. and State Street Bank and Trust Company, as trustee

T10.3   - Contributions,   Conveyance  and  Assumption  Agreement  among  U.S.
          Timberlands Company, LP and certain other parties

*10.4   -  Form of U.S. Timberlands Company, LP 1997 Long-Term Incentive Plan

*10.5   -  Employment Agreement for Mr. Rudey

*10.9   -  Supply  Agreement  between U.S.  Timberlands  Klamath Falls, LLC and
           Collins Products, LLC

++10.10 -  Operating Agreement of U.S. Timberlands Yakima, LLC

10,11   -  Agreement and Plan of Merger by and among U.S.  Timberlands Holdings
           Group, LLC, U.S. Timberlands Acquisition Co., LLC and U.S. Timberlands Company, L.P. Dated as of October 16, 2002 *21.1 - List of Subsidiaries

99.1    -  Sarbanes-Oxley Certification of CEO

99.2    -  Sarbanes-Oxley Certification of CFO

* INCORPORATED BY REFERENCE TO THE SAME NUMBERED EXHIBIT TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-1 FILED NOVEMBER 13, 1997.

T INCORPORATED BY REFERENCE TO THE SAME NUMBERED EXHIBIT TO THE REGISTRANT'S CURRENT REPORT ON FORM 8-K FILED JANUARY 15, 1998.

++ INCORPORATED BY REFERENCE TO THE SAME NUMBERED EXHIBIT TO THE REGISTRANT'S FORM 10-Q FILED ON MAY 15, 2000.


(b.) REPORTS ON FORM 8-K

     On October 17, 2002, the Company filed a Form 8-K containing a news release relating to the execution of a definitive agreement with respect to a privatization and the tentative settlement of certain purported class action lawsuits.


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.



         DATE:  NOVEMBER 14, 2002   U.S. TIMBERLANDS COMPANY, LP
                                    By:  U.S. Timberlands Services Company, LLC
                                         as General Partner


                                    By:  /S/ THOMAS C. LUDLOW
                                         --------------------
                                         Thomas C. Ludlow
                                         Chief Financial Officer
                                         (Chief Financial Officer,
                                           Duly Authorized Officer,
                                              And Principal Accounting Officer)

                            CERTIFICATION

I, John M. Rudey, certify that:

I have reviewed this quarterly report on Form 10-Q of U.S. Timberlands Company, LP.

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 14, 2002                 ______________________________
                                             John M. Rudey
                                             Chairman, Chief Executive Officer
                                             and President

                                  CERTIFICATION

I, Thomas Ludlow, certify that:

I have reviewed this quarterly report on Form 10-Q of U.S. Timberlands Company, LP.

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 14, 2002                         ___________________________
                                                     Thomas C. Ludlow
                                                     Chief Financial Officer

                                                                   Exhibit 10.11

                          AGREEMENT AND PLAN OF MERGER

                                  BY AND AMONG

                      U.S. TIMBERLANDS HOLDINGS GROUP, LLC,

                      U.S. TIMBERLANDS ACQUISITION CO., LLC

                                       AND

                         U.S. TIMBERLANDS COMPANY, L.P.




                          DATED AS OF OCTOBER 16, 2002

                                TABLE OF CONTENTS

                                                                            Page

ARTICLE I  THE OFFER..........................................................2
         1.1.     THE OFFER...................................................2
         1.2.     ACTION BY COMPANY...........................................3
ARTICLE II  THE MERGER........................................................6
         2.1.     THE MERGER..................................................6
         2.2.     CLOSING.....................................................6
         2.3.     EFFECTIVE TIME OF THE MERGER................................6
         2.4.     EFFECTS OF THE MERGER.......................................6
         2.5.     ORGANIZATIONAL DOCUMENTS....................................6
         2.6.     GENERAL PARTNER.............................................6
ARTICLE III  EFFECT OF THE MERGER.............................................7
         3.1.     EFFECT ON EQUITY INTERESTS..................................7
         3.2.     THE LONG-TERM INCENTIVE PLAN................................7
         3.3.     EXCHANGE OF CERTIFICATES....................................7
ARTICLE IV  REPRESENTATIONS AND WARRANTIES OF THE COMPANY.....................9
         4.1.     ORGANIZATION, STANDING AND CORPORATE POWER..................9
         4.2.     SUBSIDIARIES................................................9
         4.3.     CAPITALIZATION..............................................9
         4.4.     AUTHORITY; NONCONTRAVENTION.................................9
         4.5.     BROKERS....................................................10
         4.6.     OPINION OF FINANCIAL ADVISOR...............................10
         4.7.     REQUIRED COMPANY VOTE......................................10
ARTICLE V  REPRESENTATIONS AND WARRANTIES OF HOLDINGS AND THE BUYER..........10
         5.1.     ORGANIZATION...............................................10
         5.2.     AUTHORITY; NONCONTRAVENTION................................11
         5.3.     BROKERS....................................................11
         5.4.     FINANCING..................................................11
         5.5.     OPERATIONS OF THE BUYER....................................11
ARTICLE VI  COVENANTS RELATING TO CONDUCT OF BUSINESS PRIOR TO MERGER........12
         6.1.     CONDUCT OF BUSINESS OF COMPANY.............................12
ARTICLE VII  ADDITIONAL AGREEMENTS...........................................13
         7.1.     NOTIFICATION OF RESULTS....................................13
         7.2.     PARTNERSHIP MEETING........................................13
         7.3.     ADDITIONAL UNDERTAKINGS....................................14
         7.4.     INDEMNIFICATION............................................15
         7.5.     PUBLIC ANNOUNCEMENTS.......................................16
         7.6.     TRANSACTION PROPOSALS......................................16
         7.7.     NOTIFICATION OF CERTAIN MATTERS............................17
         7.8.     STATE TAKEOVER LAWS........................................17
         7.9.     CONSUMMATION OF FINANCING..................................17

ARTICLE VIII  CONDITIONS PRECEDENT...........................................18
         8.1.     CONDITIONS TO EACH PARTY'S OBLIGATION......................18
ARTICLE IX  TERMINATION, AMENDMENT AND WAIVER................................18
         9.1.     TERMINATION................................................18
         9.2.     EFFECT OF TERMINATION......................................19
         9.3.     AMENDMENT..................................................19
         9.4.     EXTENSION; WAIVER..........................................20
         9.5.     SPECIAL COMMITTEE..........................................20
ARTICLE X  GENERAL PROVISIONS................................................20
         10.1.    NONSURVIVAL OF REPRESENTATIONS AND WARRANTIES..............20
         10.2.    FEES AND EXPENSES..........................................21
         10.3.    NOTICES....................................................21
         10.4.    INTERPRETATION.............................................22
         10.5.    COUNTERPARTS...............................................22
         10.6.    ENTIRE AGREEMENT; NO THIRD-PARTY BENEFICIARIES.............22
         10.7.    GOVERNING LAW..............................................22
         10.8.    ASSIGNMENT.................................................22
         10.9.    ENFORCEMENT................................................22
                  APPENDIX I       CONDITIONS OF THE OFFER...................24
                  APPENDIX II      DEFINITIONS...............................26

                          AGREEMENT AND PLAN OF MERGER

         This AGREEMENT AND PLAN OF MERGER (this "AGREEMENT") is entered into as of this 16th day of October, 2002, by and among U.S. Timberlands Holdings Group, LLC, a Delaware limited liability company ("HOLDINGS"), U.S. Timberlands Acquisition Co., LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings (the "BUYER"), and U.S. Timberlands Company, L.P., a Delaware limited partnership (the "COMPANY").

                                    RECITALS

         WHEREAS, Holdings (in its capacity as the sole member of the Buyer) and the General Partner (upon the recommendation of the Special Committee) have determined that the merger of the Buyer with and into the Company (the "MERGER"), in accordance with Delaware Law and upon the terms and conditions set forth in this Agreement, is advisable and in the best interests of the sole member of the Buyer and the Limited Partners;

         WHEREAS, in furtherance of the Merger, it is proposed that the Buyer will make a cash tender offer to acquire all of the issued and outstanding Common Units (other than Excluded Units) at a price per Common Unit equal to the Offer Price (the "OFFER");

         WHEREAS, pursuant to the Merger, each Unit that is not purchased pursuant to the Offer and is issued and outstanding immediately prior to the Effective Time (other than Excluded Units) will be converted into the right to receive the Merger Consideration;

         WHEREAS, consummation of the Merger requires the approval of the General Partner and Unit Majority Approval;

         WHEREAS, a special committee of outside directors of the General Partner (which special committee also constitutes (and has acted as) the Conflicts Committee (the "SPECIAL COMMITTEE")), consisting solely of persons who are independent with respect to the transactions contemplated hereby, was appointed, and has determined that this Agreement and the transactions contemplated hereby, including the Merger and the Offer, taken together, are fair and reasonable to, and in the best interests of, the Company and the Limited Partners, recommended the approval and adoption of this Agreement and the transactions contemplated hereby (including but not limited to the Offer and the Merger) by the board of directors of the General Partner and recommended that the Limited Partners tender their Units in the Offer and vote in favor of the approval of this Agreement and the Merger, and has been advised by independent counsel in connection with such actions;

         WHEREAS, Holdings, the Buyer and the Company desire to make certain representations, warranties, covenants and agreements in connection with the Offer and the Merger and also to prescribe various terms of, and conditions to, the Offer and the Merger; and

         WHEREAS, certain terms used in this Agreement are defined in APPENDIX II of this Agreement.

         NOW, THEREFORE, in consideration of the representations, warranties, covenants and agreements contained in this Agreement, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                                    THE OFFER

         THE OFFER.

                  GENERAL. PROVIDED THAT THIS AGREEMENT SHALL NOT HAVE BEEN TERMINATED IN ACCORDANCE WITH SECTION 9.1, THE BUYER SHALL COMMENCE (WITHIN THE MEANING OF RULE 14D-2 UNDER THE EXCHANGE ACT), THE OFFER AS PROMPTLY AS REASONABLY PRACTICABLE AFTER THE DATE HEREOF, BUT NO LATER THAN FIFTEEN (15) BUSINESS DAYS AFTER THE DATE HEREOF, UNLESS THE COMPANY (WITH THE APPROVAL OF THE SPECIAL COMMITTEE (SUCH APPROVAL NOT TO BE UNREASONABLY WITHHELD, DELAYED OR CONDITIONED)) OTHERWISE AGREES. THE OFFER SHALL REMAIN OPEN UNTIL THE EXPIRATION DATE.

                  The Offer shall be subject only to: (i) the condition that, as of the Expiration Date, there shall be validly tendered by the Limited Partners in accordance with the terms of the Offer and not withdrawn a number of Common Units that equals, or exceeds, the Minimum Number (the "MINIMUM CONDITION") and
(ii) the other conditions set forth in APPENDIX I attached hereto (together with the Minimum Condition, the "OFFER CONDITIONS"). Subject to SECTION 1.1.1(3), Holdings and the Buyer expressly reserve the right to waive any of the Offer Conditions; PROVIDED that, notwithstanding any provision in this Agreement to the contrary, without the express prior written consent of the Company (granted upon the recommendation of the Special Committee), neither Holdings nor the Buyer may waive the Minimum Condition.

                  Holdings and the Buyer agree that, upon the Expiration Date, if all of the Offer Conditions have been satisfied or waived, the Buyer shall promptly accept and pay for the Common Units properly tendered and not withdrawn pursuant to the Offer.

                  Without the prior written consent of the Company (granted upon the recommendation of the Special Committee), no change may be made by Holdings or the Buyer to the terms of the Offer that (i) changes the Minimum Number, (ii) reduces the Offer Price, (iii) changes the form of payment of the Offer Price,
(iv) decreases the number of Common Units that the Buyer is offering to purchase pursuant to the Offer, (v) imposes conditions to the Offer in addition to the Offer Conditions or modifies the Offer Conditions in a manner adverse to the Limited Partners (except that a waiver of a condition may be made subject to terms or conditions that are no more onerous than the condition being waived) or
(vi) amends any other term of the Offer in a manner adverse to the Limited Partners, other than an extension of the Expiration Date pursuant to SECTION 1.1.3.

                  The Offer Price shall, subject to reduction for applicable withholding of taxes, be net to the seller in cash, payable upon the terms and subject to the conditions of the Offer.

                  SECURITIES LAW COMPLIANCE. ON THE COMMENCEMENT DATE, THE BUYER SHALL FILE WITH THE SEC THE SCHEDULE TO AND THE OTHER OFFER DOCUMENTS. THE BUYER AND HOLDINGS COVENANT AND AGREE THAT: (A) THE OFFER DOCUMENTS WILL COMPLY IN ALL MATERIAL RESPECTS AS TO FORM AND CONTENT WITH THE REQUIREMENTS OF APPLICABLE FEDERAL SECURITIES LAWS (INCLUDING RULE 13E-3 UNDER THE EXCHANGE ACT); AND (B)

ON THE DATE FIRST FILED WITH THE SEC AND ON THE DATE FIRST DISSEMINATED TO THE LIMITED PARTNERS, NONE OF THE OFFER DOCUMENTS (NOR ANY INFORMATION SUPPLIED BY THE BUYER OR HOLDINGS IN WRITING SPECIFICALLY FOR INCLUSION IN THE SCHEDULE 14D-9 OR THE PROXY STATEMENT) WILL CONTAIN ANY UNTRUE STATEMENT OF A MATERIAL FACT OR OMIT TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN OR NECESSARY TO MAKE THE STATEMENTS CONTAINED THEREIN, IN LIGHT OF THE CIRCUMSTANCES UNDER WHICH THEY WERE MADE, NOT MISLEADING (EXCEPT TO THE EXTENT OF SUCH INFORMATION SUPPLIED BY THE COMPANY IN WRITING SPECIFICALLY FOR INCLUSION THEREIN). HOLDINGS AND THE BUYER SHALL TAKE ALL STEPS NECESSARY TO CAUSE THE OFFER DOCUMENTS TO BE DISSEMINATED TO THE LIMITED PARTNERS, AS AND TO THE EXTENT REQUIRED BY APPLICABLE FEDERAL SECURITIES LAWS. HOLDINGS, THE BUYER AND THE COMPANY AGREE TO PROMPTLY CORRECT ANY INFORMATION PROVIDED BY ANY OF THEM FOR USE IN THE OFFER DOCUMENTS THAT SHALL HAVE BECOME FALSE OR MISLEADING IN ANY MATERIAL RESPECT, AND HOLDINGS AND THE BUYER FURTHER AGREE TO TAKE ALL STEPS NECESSARY TO CAUSE THE SCHEDULE TO AS SO CORRECTED TO BE FILED WITH THE SEC AND THE OTHER OFFER DOCUMENTS AS SO CORRECTED TO BE DISSEMINATED TO THE LIMITED PARTNERS, IN EACH CASE AS AND TO THE EXTENT REQUIRED BY APPLICABLE FEDERAL SECURITIES LAWS. THE COMPANY AND ITS COUNSEL SHALL BE GIVEN A REASONABLE OPPORTUNITY TO REVIEW AND COMMENT UPON THE OFFER DOCUMENTS AND ANY AMENDMENTS OR SUPPLEMENTS THERETO, IN EACH CASE PRIOR TO THE FILING THEREOF WITH THE SEC OR, IF APPLICABLE, THE DISSEMINATION THEREOF TO ANY LIMITED PARTNERS. HOLDINGS AND THE BUYER EACH AGREE TO PROVIDE THE COMPANY WITH A WRITTEN COPY OF ANY COMMENTS OR OTHER COMMUNICATIONS IT OR ITS COUNSEL MAY RECEIVE FROM TIME TO TIME FROM THE SEC OR ITS STAFF WITH RESPECT TO THE OFFER DOCUMENTS PROMPTLY AFTER RECEIPT OF SUCH COMMENTS, CONSULT WITH THE COMPANY AND ITS COUNSEL PRIOR TO RESPONDING TO ANY SUCH COMMENTS AND PROVIDE THE COMPANY AND ITS COUNSEL WITH A COPY OF ANY WRITTEN RESPONSES THERETO AND NOTIFICATION OF ANY ORAL RESPONSES THERETO OF HOLDINGS, THE BUYER OR THEIR COUNSEL.

                  TERMINATION OF THE OFFER. THE BUYER SHALL NOT, WITHOUT THE PRIOR WRITTEN CONSENT OF THE COMPANY (GRANTED UPON THE RECOMMENDATION OF THE SPECIAL COMMITTEE), (I) TERMINATE THE OFFER, EXCEPT IN ACCORDANCE WITH THE TERMS OF APPENDIX I ATTACHED HERETO OR (II) EXTEND THE EXPIRATION DATE, OTHER THAN AS PROVIDED BELOW. NOTWITHSTANDING THE FOREGOING, WITHOUT THE CONSENT OF THE COMPANY, THE BUYER SHALL HAVE THE RIGHT TO EXTEND THE EXPIRATION DATE (A) FROM TIME TO TIME IF AT THE SCHEDULED EXPIRATION DATE, ANY OF THE OFFERING CONDITIONS SHALL NOT HAVE BEEN SATISFIED OR WAIVED, UNTIL SUCH OFFERING CONDITIONS ARE SATISFIED OR WAIVED AND (B) FOR ANY PERIOD REQUIRED BY ANY RULE, REGULATION, INTERPRETATION OR POSITION OF THE SEC OR THE STAFF THEREOF APPLICABLE TO THE OFFER, OR ANY PERIOD REQUIRED BY LAW.

         ACTION BY COMPANY.

                  APPROVAL AND RECOMMENDATION OF THE GENERAL PARTNER. SUBJECT TO THE FINAL SENTENCE OF THIS SECTION 1.2.1, THE COMPANY HEREBY APPROVES OF AND CONSENTS TO THE MAKING OF THE OFFER AND REPRESENTS THAT THE GENERAL PARTNER, ACTING PURSUANT TO UNANIMOUS CONSENT OF ITS BOARD OF DIRECTORS, AT A MEETING DULY CALLED AND HELD ON OCTOBER 16, 2002, AND IN ACCORDANCE WITH THE RECOMMENDATION OF THE SPECIAL COMMITTEE, ADOPTED RESOLUTIONS (I) DETERMINING THAT THIS AGREEMENT AND THE TRANSACTIONS CONTEMPLATED HEREBY, INCLUDING THE MERGER AND THE OFFER, TAKEN TOGETHER, ARE FAIR AND REASONABLE TO, AND IN THE BEST INTERESTS OF, THE COMPANY AND THE LIMITED PARTNERS, (II) APPROVING AND ADOPTING THIS AGREEMENT AND THE TRANSACTIONS CONTEMPLATED HEREBY (INCLUDING BUT NOT LIMITED TO THE OFFER AND THE MERGER), (III) CONSENTING TO THE ADMISSION OF THE BUYER AS A LIMITED PARTNER WITH RESPECT TO ANY UNITS PURCHASED IN THE OFFER,
(IV) DIRECTING THAT THE AGREEMENT BE SUBMITTED TO A VOTE OF THE LIMITED PARTNERS IN ACCORDANCE WITH ARTICLES XIII AND XIV OF THE EXISTING PARTNERSHIP AGREEMENT AND (V) RECOMMENDING THAT THE LIMITED PARTNERS TENDER THEIR COMMON UNITS PURSUANT TO THE OFFER AND VOTE IN FAVOR OF THE APPROVAL OF THIS AGREEMENT AND THE MERGER. UNLESS THE SPECIAL COMMITTEE DETERMINES IN GOOD FAITH, AFTER CONSULTATION WITH ITS OUTSIDE LEGAL ADVISORS, THAT CONTINUING TO RECOMMEND, OR FAILING TO WITHDRAW THE APPROVAL OF OR THE DETERMINATIONS WITH RESPECT TO THE FAIRNESS AND REASONABILITY OF, THIS AGREEMENT AND THE TRANSACTIONS CONTEMPLATED HEREBY COULD RESULT IN A BREACH OF FIDUCIARY DUTIES TO THE LIMITED PARTNERS OR THE COMPANY UNDER APPLICABLE LAW, THE COMPANY HEREBY CONSENTS TO THE INCLUSION IN THE OFFER DOCUMENTS OF THE RECOMMENDATIONS AND RESOLUTIONS OF THE GENERAL PARTNER DESCRIBED IN THIS SECTION 1.2.1.

                  SECURITIES LAW COMPLIANCE. AS SOON AS PRACTICABLE ON OR AFTER THE DAY OF THE FILING OF THE OFFER DOCUMENTS WITH THE SEC, THE COMPANY SHALL PREPARE AND FILE WITH THE SEC A SCHEDULE 14D-9, CONTAINING, SUBJECT TO THE FINAL SENTENCE OF SECTION 1.2.1, THE RECOMMENDATIONS AND RESOLUTIONS OF THE GENERAL PARTNER DESCRIBED IN SECTION 1.2.1 AND, TO THE EXTENT REQUIRED BY APPLICABLE LAW, SHALL CAUSE IT TO BE DISSEMINATED TO THE LIMITED PARTNERS. THE COMPANY COVENANTS AND AGREES THAT: (A) THE SCHEDULE 14D-9 WILL COMPLY IN ALL MATERIAL RESPECTS AS TO FORM AND CONTENT WITH THE REQUIREMENTS OF APPLICABLE FEDERAL SECURITIES LAWS; AND (B) ON THE DATE FIRST FILED WITH THE SEC AND ON THE DATE FIRST DISSEMINATED TO THE LIMITED PARTNERS, THE SCHEDULE 14D-9 (AND ANY INFORMATION SUPPLIED BY THE COMPANY IN WRITING SPECIFICALLY FOR USE IN THE SCHEDULE TO OR THE OTHER OFFER DOCUMENTS) WILL NOT CONTAIN ANY UNTRUE STATEMENT OF A MATERIAL FACT OR OMIT TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN OR NECESSARY TO MAKE THE STATEMENTS CONTAINED THEREIN, IN LIGHT OF THE CIRCUMSTANCES UNDER WHICH THEY WERE MADE, NOT MISLEADING (EXCEPT TO THE EXTENT OF SUCH INFORMATION SUPPLIED BY HOLDINGS OR THE BUYER IN WRITING SPECIFICALLY

FOR INCLUSION THEREIN).  THE COMPANY SHALL TAKE ALL STEPS NECESSARY TO CAUSE THE
SCHEDULE 14D-9 TO BE DISSEMINATED TO THE LIMITED PARTNERS, AS AND TO THE EXTENT REQUIRED BY APPLICABLE FEDERAL SECURITIES LAWS. THE COMPANY, HOLDINGS AND THE BUYER AGREE TO CORRECT PROMPTLY ANY INFORMATION PROVIDED BY ANY OF THEM FOR USE IN THE SCHEDULE 14D-9 THAT SHALL HAVE BECOME FALSE OR MISLEADING IN ANY MATERIAL RESPECT, AND THE COMPANY FURTHER AGREES TO TAKE ALL STEPS NECESSARY TO CAUSE THE
SCHEDULE 14D-9 AS SO CORRECTED TO BE FILED WITH THE SEC AND DISSEMINATED TO THE LIMITED PARTNERS, IN EACH CASE AS AND TO THE EXTENT REQUIRED BY APPLICABLE FEDERAL SECURITIES LAWS. HOLDINGS, THE BUYER AND THEIR COUNSEL SHALL BE GIVEN A REASONABLE OPPORTUNITY TO REVIEW AND COMMENT UPON THE SCHEDULE 14D-9 AND ANY AMENDMENTS OR SUPPLEMENTS THERETO, IN EACH CASE PRIOR TO THE FILING THEREOF WITH THE SEC OR, IF APPLICABLE, THE DISSEMINATION THEREOF TO ANY LIMITED PARTNERS. THE COMPANY AGREES TO PROVIDE THE BUYER AND HOLDINGS WITH A WRITTEN COPY OF ANY COMMENTS OR OTHER COMMUNICATIONS IT OR ITS COUNSEL MAY RECEIVE FROM TIME TO TIME FROM THE SEC OR ITS STAFF WITH RESPECT TO THE SCHEDULE 14D-9 PROMPTLY AFTER RECEIPT OF SUCH COMMENTS, CONSULT WITH THE BUYER, HOLDINGS AND THEIR COUNSEL PRIOR TO RESPONDING TO ANY SUCH COMMENTS, AND PROVIDE THE BUYER, HOLDINGS AND THEIR COUNSEL WITH A COPY OF ANY WRITTEN RESPONSES THERETO AND NOTIFICATION OF ANY ORAL RESPONSES THERETO OF THE COMPANY OR ITS COUNSEL.

                  PARTNER LIST. IN CONNECTION WITH THE OFFER AND THE MERGER, THE COMPANY WILL PROMPTLY FURNISH OR CAUSE TO BE FURNISHED TO HOLDINGS AND THE BUYER MAILING LABELS, SECURITY POSITION LISTINGS AND ANY AVAILABLE LISTING, OR COMPUTER FILE CONTAINING THE NAMES AND ADDRESSES OF ALL LIMITED PARTNERS AS OF THE MOST RECENT PRACTICABLE DATE AND AS OF THE RECORD DATE FOR THE PARTNERSHIP MEETING DESCRIBED IN SECTION 7.2.2, AND SHALL FURNISH HOLDINGS AND THE BUYER WITH SUCH ADDITIONAL INFORMATION (INCLUDING, BUT NOT LIMITED TO, UPDATED LISTS OF LIMITED PARTNERS WITH THEIR ADDRESSES AND LISTS OF SECURITY POSITIONS) AND SUCH OTHER ASSISTANCE AS HOLDINGS, THE BUYER OR THEIR AGENTS MAY REASONABLY REQUEST IN COMMUNICATING THE OFFER TO THE LIMITED PARTNERS AND SOLICITING THE APPROVAL OF THE LIMITED PARTNERS DESCRIBED IN SECTION 7.2.2. SUBJECT TO THE REQUIREMENTS OF APPLICABLE LAW AND EXCEPT FOR SUCH STEPS AS ARE NECESSARY TO DISSEMINATE THE OFFER DOCUMENTS AND ANY OTHER DOCUMENTS NECESSARY TO CONSUMMATE THE OFFER, THE MERGER AND THE OTHER TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT, HOLDINGS AND THE BUYER SHALL, UNTIL CONSUMMATION OF THE OFFER, HOLD IN CONFIDENCE THE INFORMATION CONTAINED IN ANY OF SUCH LABELS AND LISTS, SHALL USE SUCH INFORMATION ONLY IN CONNECTION WITH THE OFFER, THE MERGER AND THE OTHER TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT, AND, IF THIS AGREEMENT SHALL BE TERMINATED IN ACCORDANCE WITH THE TERMS HEREOF, SHALL DELIVER TO THE COMPANY ALL COPIES OF SUCH INFORMATION THEN IN THEIR POSSESSION OR UNDER THEIR CONTROL.

                                   THE MERGER

         THE MERGER. Upon the terms and subject to the conditions set forth in this Agreement, and in accordance with Delaware Law, the Buyer shall be merged with and into the Company at the Effective Time. Upon the Effective Time, the separate existence of Buyer shall cease and the Company shall continue as the surviving entity (the "SURVIVING ENTITY").

         CLOSING. Unless this Agreement shall have been terminated and the transactions herein contemplated shall have been abandoned pursuant to SECTION 9.1, and subject to the satisfaction or waiver of the conditions set forth in
ARTICLE VIII, the Closing will take place at 10:00 a.m. on the Closing Date, at the offices of Swidler Berlin Shereff Friedman, LLP, 405 Lexington Avenue, New York, New York 10174, unless another date, time or place is agreed to in writing by the parties hereto.

         EFFECTIVE TIME OF THE MERGER. On the Closing Date, the Surviving Entity shall file the Certificate of Merger with the Secretary of State, and the Merger shall become effective at such time as the Certificate of Merger is duly filed with the Secretary of State or at such later time as is specified in the Certificate of Merger to which the Buyer and the Company shall have agreed (the time the Merger becomes effective being the "EFFECTIVE TIME").

         EFFECTS OF THE MERGER. The Merger shall have the effects set forth by Delaware Law, including, without limitation, that, at the Effective Time, all the properties, rights, privileges, powers and franchises of the Company and the Buyer shall vest in the Surviving Entity, and all debts, liabilities and duties of the Company and the Buyer shall become the debts, liabilities and duties of the Surviving Entity.

         ORGANIZATIONAL DOCUMENTS.

         AS OF THE EFFECTIVE TIME, THE CERTIFICATE OF LIMITED PARTNERSHIP OF THE COMPANY, AS IN EFFECT IMMEDIATELY PRIOR TO THE EFFECTIVE TIME, SHALL REMAIN THE CERTIFICATE OF LIMITED PARTNERSHIP OF THE SURVIVING ENTITY UNTIL THEREAFTER CHANGED OR AMENDED AS PROVIDED THEREIN OR BY APPLICABLE LAW.

         AS OF THE EFFECTIVE  TIME,  THE EXISTING  PARTNERSHIP  AGREEMENT  SHALL
REMAIN  THE  LIMITED  PARTNERSHIP   AGREEMENT  OF  THE  SURVIVING  ENTITY  UNTIL
THEREAFTER CHANGED OR AMENDED AS PROVIDED THEREIN OR BY APPLICABLE LAW.

         GENERAL PARTNER. The General Partner shall continue to be the general partner of the Surviving Entity.

                              EFFECT OF THE MERGER

         EFFECT ON EQUITY INTERESTS. As of the Effective Time, by virtue of the Merger and without any further action on the part of any partner of the Company or member of the Buyer:

                  INTEREST IN BUYER. THE 100% LIMITED LIABILITY COMPANY INTEREST OF THE BUYER HELD BY HOLDINGS SHALL BE CONVERTED INTO 10 COMMON UNITS AND 10 SUBORDINATED UNITS OF THE SURVIVING ENTITY, WHICH SHALL BE ALL OF THE ISSUED AND OUTSTANDING UNITS UPON THE EFFECTIVENESS OF THE MERGER, AND HOLDINGS SHALL BECOME THE SOLE LIMITED PARTNER OF THE COMPANY.

                  CONVERSION OF UNITS. EACH ISSUED AND OUTSTANDING UNIT (OTHER THAN EXCLUDED UNITS) SHALL BE CONVERTED INTO THE RIGHT TO RECEIVE THE MERGER CONSIDERATION, WITHOUT INTEREST, UPON SURRENDER OF THE CERTIFICATES FORMERLY REPRESENTING SUCH COMMON UNITS PURSUANT TO SECTION 3.3, AND, EXCEPT FOR SUCH RIGHT TO RECEIVE THE MERGER CONSIDERATION, SUCH COMMON UNIT SHALL BE DEEMED CANCELED AND RETIRED AND SHALL CEASE TO EXIST.

                  CANCELLATION AND RETIREMENT OF EXCLUDED UNITS. EACH ISSUED AND OUTSTANDING EXCLUDED UNIT SHALL BE DEEMED CANCELED AND RETIRED WITHOUT PAYMENT OF ANY CONSIDERATION THEREFOR AND SHALL CEASE TO EXIST.

         THE LONG-TERM INCENTIVE PLAN. As soon as practicable following the date of this Agreement, the Company shall adopt such resolutions or take such other actions (if any) as may be required so that, at the Effective Time, each Option granted under the Long-Term Incentive Plan will automatically be converted into an option to receive, upon exercise thereof in accordance with the terms and provisions thereof (including, without limitation, the payment of the applicable exercise price) and subject to any conditions or restrictions contained therein, an amount in cash equal to the product of (a) the number of Common Units issuable upon the exercise of such Option immediately prior to the Effective Time and (b) the Merger Consideration.

         EXCHANGE OF CERTIFICATES.

                  EXCHANGE. PRIOR TO THE PURCHASE OF UNITS PURSUANT TO THE OFFER, HOLDINGS AND THE BUYER SHALL APPOINT A BANK OR TRUST COMPANY APPROVED BY THE COMPANY (WHICH APPROVAL SHALL NOT BE UNREASONABLY WITHHELD, DELAYED OR CONDITIONED) TO ACT AS EXCHANGE AND PAYING AGENT (THE "EXCHANGE AGENT") FOR THE PAYMENT OF THE MERGER CONSIDERATION. AS OF OR PRIOR TO THE EFFECTIVE TIME, HOLDINGS AND THE BUYER SHALL DEPOSIT WITH THE EXCHANGE AGENT, FOR THE BENEFIT OF THE LIMITED PARTNERS FOR EXCHANGE IN ACCORDANCE WITH THIS ARTICLE III, THE AGGREGATE MERGER CONSIDERATION. AS SOON AS REASONABLY PRACTICABLE AFTER THE EFFECTIVE TIME, THE EXCHANGE AGENT SHALL MAIL TO EACH LIMITED PARTNER OF RECORD IMMEDIATELY PRIOR TO THE EFFECTIVE TIME: (I) A FORM LETTER OF TRANSMITTAL AND
(II) INSTRUCTIONS FOR USE IN EFFECTING THE SURRENDER OF SUCH LIMITED PARTNER'S CERTIFICATES IN EXCHANGE FOR THE MERGER CONSIDERATION. UPON SURRENDER TO THE EXCHANGE AGENT OF A CERTIFICATE, TOGETHER WITH SUCH LETTER OF TRANSMITTAL DULY EXECUTED AND ANY OTHER REQUIRED DOCUMENTS, THE HOLDER OF SUCH CERTIFICATE SHALL BE ENTITLED TO RECEIVE IN EXCHANGE THEREFOR THE MERGER CONSIDERATION, AND SUCH CERTIFICATE SHALL FORTHWITH BE CANCELED. THE MERGER CONSIDERATION DEPOSITED WITH THE EXCHANGE AGENT PURSUANT HERETO SHALL BE INVESTED BY THE EXCHANGE AGENT IN PERMITTED INVESTMENTS, AS DIRECTED BY HOLDINGS.

       EXCHANGE PROCEDURES.

                  After the Effective Time, there shall be no further transfer on the records of the Surviving Entity (or its transfer agent) of Certificates. If Merger Consideration is to be remitted to a name other than that in which the Certificates surrendered for exchange are registered, it shall be a condition of such exchange that the Certificates so surrendered shall be properly endorsed, with signature guaranteed, or otherwise in proper form for transfer and that the Person requesting such exchange shall pay to the Surviving Entity (or its transfer agent) any transfer or other taxes required or establish to the satisfaction of the Surviving Entity (or its transfer agent) that such tax has been paid or is not applicable. Until surrendered as contemplated by this
SECTION 3.3.2, each Certificate shall be deemed at any time after the Effective Time to represent only the right to receive upon such surrender the Merger Consideration applicable thereto as contemplated by SECTION 3.1, and the holder thereof shall cease to have any other rights with respect to the Units represented by such Certificate. The right of any Limited Partner to receive the Merger Consideration shall be subject to reduction to reflect any applicable withholding obligation for taxes.

                  In the event that any Certificate shall have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the Person claiming such Certificate to be lost, stolen or destroyed and, if required by the Surviving Entity, the posting by such Person of a bond in such amount as the Surviving Entity may direct as indemnity against any claim that may be made against it with respect to such Certificate, or the provision of other reasonable assurances requested by the Surviving Entity, the Exchange Agent will issue in exchange for such lost, stolen or destroyed Certificate the Merger Consideration.

                  NO FURTHER OWNERSHIP RIGHTS IN UNITS EXCHANGED FOR MERGER CONSIDERATION. THE MERGER CONSIDERATION PAID UPON THE SURRENDER OR EXCHANGE OF CERTIFICATES IN ACCORDANCE WITH THE TERMS OF THIS ARTICLE III SHALL BE DEEMED TO HAVE BEEN ISSUED AND PAID IN FULL SATISFACTION OF ALL RIGHTS PERTAINING TO SUCH UNITS.

                  NO LIABILITY. NONE OF HOLDINGS, THE BUYER, THE EXCHANGE AGENT, THE COMPANY OR THE SURVIVING ENTITY SHALL BE LIABLE TO ANY PERSON IN RESPECT OF ANY MERGER CONSIDERATION DELIVERED TO A PUBLIC OFFICIAL PURSUANT TO ANY APPLICABLE ABANDONED PROPERTY, ESCHEAT OR SIMILAR LAW.

                  REPRESENTATIONS AND WARRANTIES OF THE COMPANY

         The Company hereby represents and warrants to Holdings and the Buyer as follows:

         ORGANIZATION, STANDING AND CORPORATE POWER. The Company is duly organized, validly existing and in good standing under the laws of the State of Delaware.

         SUBSIDIARIES.  The only Subsidiaries of the Company are those listed in
SECTION 4.2 OF THE DISCLOSURE SCHEDULE. Except as set forth in SECTION 4.2 OF THE DISCLOSURE SCHEDULE, all of the outstanding shares of capital stock, membership interests, partnership interests or other equity interests of each such Subsidiary are owned (of record and beneficially) by the Company and/or one or more wholly-owned Subsidiaries, free and clear of all Liens. Except for the ownership interests set forth in SECTION 4.2 OF THE DISCLOSURE SCHEDULE, the Company does not own, directly or indirectly, any capital stock, membership interest or other equity interest in any Person.

         CAPITALIZATION. As of the date hereof: (i) 9,648,017 Common Units are issued and outstanding; (ii) 3,211,590 Subordinated Units are issued and outstanding; (iii) there are no Treasury Units; (iv) 684,007 Common Units are reserved for issuance pursuant to the exercise of Options granted under the Long-Term Incentive Plan; (v) there are no Common Units reserved for issuance pursuant to the vesting of Phantom Units granted under the Long-Term Incentive Plan; and (vi) the General Partner is the sole general partner of the Company. Except as set forth above, no Common Units or Subordinated Units are issued, reserved for issuance or outstanding. All outstanding Common Units and Subordinated Units are duly authorized, validly issued, fully paid and nonassessable. Except as set forth above, there are no outstanding bonds, debentures, notes or other indebtedness or other securities of the Company having the right to vote (or convertible into, or exchangeable for, securities having the right to vote) on any matters on which Limited Partners may vote. Except as set forth above, there are no outstanding securities, options, warrants, calls, rights, commitments, agreements, arrangements or undertakings of any kind to which the Company or any Subsidiary is a party or by which it is bound obligating it to issue, deliver or sell, or cause to be issued, delivered or sold, additional Common Units, Subordinated Units or other equity or voting securities of the Company or any Subsidiary or obligating the Company or any Subsidiary to issue, grant, extend or enter into any such security, option, warrant, call, right, commitment, agreement, arrangement or undertaking. There are no outstanding contractual obligations, commitments, understandings or arrangements of the Company, or its Subsidiaries, to repurchase, redeem or otherwise acquire Common Units or Subordinated Units. SECTION 4.3 OF THE DISCLOSURE SCHEDULE, lists, for each issued and outstanding Option under the Long-Term Incentive Plan, (a) the person to whom such Option was granted, (b) the number of Common Units issuable upon the exercise of such Option, (c) the exercise price of such Option and (d) the expiration date of such Option. There are no accrued and unpaid distributions with respect to any Common Units or Subordinated Units. To the Knowledge of the Company, there are no irrevocable proxies with respect to any Common Units or Subordinated Units.

         AUTHORITY; NONCONTRAVENTION. The Company has the requisite partnership power and authority to enter into this Agreement and, subject to Unit Majority Approval, to consummate the transactions contemplated hereby. The execution and delivery of this Agreement by the Company, and the consummation by the Company of the transactions contemplated hereby, have been duly authorized by the General Partner, which constitutes all necessary action on the part of the Company, subject, in the case of the Merger, to Unit Majority Approval. This Agreement has been duly executed and delivered by, and constitutes a valid and binding obligation of, the Company, enforceable against the Company in accordance with its terms, except to the extent that its enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws affecting the enforcement of creditors' rights generally or by general equitable or fiduciary principles (the "ENFORCEABILITY EXCEPTION"). No consent, approval, order or authorization of, or registration, declaration or filing with, or notice to, any Governmental Entity is required by or with respect to the Company, or any of its Subsidiaries, in connection with the execution and delivery of this Agreement by the Company or the consummation by the Company of the transactions contemplated hereby, except for (i) the filing of a pre-merger notification and report form by the Company under the HSR Act;
(ii) the filing with the SEC of the Proxy Statement, the Schedule 14D-9 and such other forms and reports under the Securities Act and the Exchange Act as may be required in connection with the Offer, the Merger, this Agreement and the transactions contemplated hereby; (iii) the filing of the Certificate of Merger with the Secretary of State and appropriate documents with the relevant authorities of other states in which the Company is qualified to do business; and (iv) such other consents, approvals, orders, authorizations, registrations, declarations, filings or notices as would not reasonably be expected to result in a Material Adverse Effect on the Company.

         BROKERS. The Special Committee has not caused the Company to incur any liability or obligation to pay any fees or commissions to any broker, finder or similar agent with respect to the transactions contemplated by this Agreement.

         OPINION OF FINANCIAL ADVISOR. The Special Committee has received the opinion of Dresdner Kleinwort Wasserstein, dated October 10, 2002, that, as of such date, the consideration to be received by the Limited Partners pursuant to the Offer and the Merger, taken together, is fair to the Limited Partners from a financial point of view.

         REQUIRED COMPANY VOTE. The approval of the General Partner (which, as set forth in SECTION 1.2.1, was granted at a meeting duly called on October 16,
2002) and the Unit Majority Approval, are the only votes of the Company's partners necessary to approve this Agreement, the Offer, the Merger and the other transactions contemplated hereby.


            REPRESENTATIONS AND WARRANTIES OF HOLDINGS AND THE BUYER

         Holdings and the Buyer hereby jointly and severally represent and warrant to the Company as follows:

         ORGANIZATION. Holdings and the Buyer are each duly organized, validly existing and in good standing under the laws of the State of Delaware. Each of Holdings and the Buyer is an Affiliate of the General Partner.

         AUTHORITY; NONCONTRAVENTION. Holdings and the Buyer each have the requisite limited liability company power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement by Holdings and the Buyer, and the consummation by the Buyer of the transactions contemplated hereby, have been duly authorized by all necessary limited liability company action on the part of Holdings and the Buyer. This Agreement has been duly executed and delivered by, and constitutes a valid and binding obligation of, Holdings and the Buyer, enforceable against each of them in accordance with its terms, subject to the Enforceability Exception. No consent, approval, order or authorization of, or registration, declaration or filing with, or notice to, any Governmental Entity is required by or with respect to Holdings or the Buyer in connection with the execution and delivery of this Agreement by Holdings or the Buyer or the consummation by Holdings or the Buyer of any of the transactions contemplated by this Agreement, except for (i) the filing of a pre-merger notification and report form under the HSR Act; (ii) the filing with the SEC of the Schedule TO, the other Offer Documents and such other forms reports under the Securities Act and the Exchange Act as may be required in connection with the Offer, the Merger, this Agreement and the transactions contemplated hereby; (iii) the filing of the Certificate of Merger with the Secretary of State; and (iv) such other consents, approvals, orders, authorizations, registrations, declarations, filings or notices as would not prevent or materially delay the ability of Holdings and/or the Buyer to consummate the transactions contemplated by this Agreement.

         BROKERS. Neither Holdings nor the Buyer has any liability or obligation to pay any fees or commissions to any broker, finder or similar agent with respect to the transactions contemplated by this Agreement.

         FINANCING. Holdings and the Buyer have previously delivered to the Special Committee a fully executed letter from MBIA confirming that it will arrange and provide credit support for the financing necessary to consummate the transactions contemplated by this Agreement and to pay all related fees and expenses, and describing the terms and conditions upon which it will arrange and provide credit support for such financing (the "FINANCING LETTER"). The Financing Letter is in full force and effect on the date hereof, and has not been amended or modified. There are no facts or circumstances known to Holdings or the Buyer that could reasonably be expected to prevent (i) the conditions described in the Financing Letter from being satisfied or (ii) Holdings and the Buyer from receiving financing pursuant to the terms of the Financing Letter. The aggregate proceeds of the financing contemplated by the Financing Letter are sufficient to pay the aggregate Offer Price and Merger Consideration and to pay all fees and expenses related to the transactions contemplated by this Agreement.

         OPERATIONS OF THE BUYER. Since the date of its organization, the Buyer has not engaged in any activities other than in connection with or as contemplated by this Agreement or in connection with arranging for the financing required to consummate the transactions contemplated hereby.

            COVENANTS RELATING TO CONDUCT OF BUSINESS PRIOR TO MERGER

         CONDUCT OF BUSINESS OF COMPANY. During the period from the date of this Agreement to the Effective Time (except as otherwise specifically required by the terms of this Agreement), or the earlier termination of this Agreement, the Company shall, and shall cause its Subsidiaries to, act and carry on its business in the ordinary course of business consistent with past practice. Without limiting the generality of the foregoing, except as otherwise contemplated by this Agreement, during the period from the date of this Agreement to the Effective Time, or the earlier termination of this Agreement, the Company shall not, and shall not permit any of its Subsidiaries to, without the prior written consent of Holdings and the Buyer, which consent shall not be unreasonably withheld, delayed or conditioned:

                  DECLARE, SET ASIDE OR MAKE ANY DISTRIBUTIONS IN RESPECT OF ANY EQUITY INTEREST IN THE COMPANY OR ANY SUBSIDIARY, EXCEPT FOR (A) DISTRIBUTIONS REQUIRED UNDER THE COMPANY'S LIMITED PARTNERSHIP AGREEMENT AND (B) DISTRIBUTIONS BY A SUBSIDIARY OF THE COMPANY TO THE COMPANY OR A WHOLLY-OWNED SUBSIDIARY IN ACCORDANCE WITH APPLICABLE LAW;

                  SPLIT, COMBINE OR RECLASSIFY ANY COMMON UNITS, SUBORDINATED UNITS OR OTHER EQUITY INTEREST IN THE COMPANY OR ANY SUBSIDIARY, OR ISSUE OR AUTHORIZE THE ISSUANCE OF ANY OTHER SECURITIES IN RESPECT OF, IN LIEU OF OR IN SUBSTITUTION FOR ANY COMMON UNITS, SUBORDINATED UNITS OR OTHER EQUITY INTEREST IN THE COMPANY OR ANY SUBSIDIARY;

                  PURCHASE, REDEEM OR OTHERWISE ACQUIRE ANY COMMON UNITS, SUBORDINATED UNITS OR OTHER EQUITY INTEREST IN THE COMPANY OR ANY SUBSIDIARY OR ANY RIGHTS, WARRANTS OR OPTIONS TO ACQUIRE ANY SUCH INTERESTS OR OTHER SECURITIES OUTSTANDING ON THE DATE OF THIS AGREEMENT;

                  AUTHORIZE FOR ISSUANCE, ISSUE, DELIVER, SELL, PLEDGE OR OTHERWISE ENCUMBER ANY OF ITS COMMON UNITS, SUBORDINATED UNITS OR ANY OTHER EQUITY INTEREST IN THE COMPANY OR ANY SUBSIDIARY, OR ANY RIGHTS, WARRANTS OR OPTIONS TO ACQUIRE, ANY SUCH EQUITY INTERESTS;

                  AMEND  ITS   CERTIFICATE  OF  LIMITED   PARTNERSHIP,   LIMITED
PARTNERSHIP AGREEMENT OR OTHER ORGANIZATIONAL DOCUMENTS;

                  ACQUIRE BY MERGING OR CONSOLIDATING WITH, OR BY PURCHASING A SUBSTANTIAL PORTION OF THE STOCK OR ASSETS OF, OR BY ANY OTHER MANNER, ANY BUSINESS OR ANY CORPORATION, PARTNERSHIP, JOINT VENTURE, ASSOCIATION OR OTHER BUSINESS ORGANIZATION WHICH WOULD BE MATERIAL TO THE COMPANY AND ITS SUBSIDIARIES AS A WHOLE;

                  INCUR ANY INDEBTEDNESS FOR BORROWED MONEY OR GUARANTEE ANY SUCH INDEBTEDNESS OF ANOTHER PERSON IN AN AMOUNT IN EXCESS OF $10 MILLION, ISSUE OR SELL ANY DEBT SECURITIES OR WARRANTS OR OTHER RIGHTS TO ACQUIRE ANY DEBT SECURITIES OF THE COMPANY, OR ITS SUBSIDIARIES, GUARANTEE ANY DEBT SECURITIES OF ANOTHER PERSON, ENTER INTO ANY "KEEP WELL" OR OTHER AGREEMENT TO MAINTAIN ANY FINANCIAL STATEMENT CONDITION OF ANOTHER PERSON OR ENTER INTO ANY ARRANGEMENT HAVING THE ECONOMIC EFFECT OF ANY OF THE FOREGOING, EXCEPT FOR BORROWINGS UNDER CURRENT CREDIT FACILITIES AND FOR LEASE OBLIGATIONS, IN EACH CASE INCURRED IN THE ORDINARY COURSE OF BUSINESS CONSISTENT WITH PAST PRACTICE;

                  MAKE ANY LOANS, ADVANCES OR CAPITAL CONTRIBUTIONS TO, OR INVESTMENTS IN, ANY OTHER PERSON, OTHER THAN TO THE COMPANY OR ANY WHOLLY-OWNED SUBSIDIARY OF THE COMPANY;

                  ADOPT RESOLUTIONS PROVIDING FOR OR AUTHORIZING A LIQUIDATION OR A DISSOLUTION; OR

                  AUTHORIZE ANY OF, OR COMMIT OR AGREE TO TAKE ANY OF, THE FOREGOING ACTIONS.


                              ADDITIONAL AGREEMENTS

         NOTIFICATION OF RESULTS. Following the Expiration Date, Holdings and the Buyer will promptly advise the Company as to the number of Common Units that have been tendered, and not withdrawn, pursuant to the Offer. At such time, subject to satisfaction or waiver of the Minimum Condition and the other Offer Conditions, the Buyer will accept and promptly pay for all validly tendered Common Units.

         PARTNERSHIP MEETING.

                  As soon as practicable after the consummation of the Offer, the Company shall prepare and file with the SEC a preliminary Proxy Statement, respond promptly to any comments made by the SEC with respect to such preliminary filing and file with the SEC a definitive Proxy Statement and, to the extent required by applicable law, shall cause such definitive Proxy Statement to be disseminated to the Limited Partners. The Company covenants and agrees that: (a) the Proxy Statement will comply in all material respects as to form and content with the requirements of applicable federal securities laws; and (b) on the date first filed with the SEC and on the date first disseminated to the Limited Partners, the Proxy Statement will not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading (except to the extent of such information supplied by Holdings or the Buyer in writing specifically for inclusion therein). The Company, Holdings and the Buyer agree to correct promptly any information provided by any of them for use in the Proxy Statement that shall have become false or misleading in any material respect, and the Company further agrees to take all steps necessary to cause the Proxy Statement as so corrected to be filed with the SEC and disseminated to the

Limited Partners, in each case as and to the extent required by applicable federal securities laws. Holdings, the Buyer and their counsel shall be given a reasonable opportunity to review and comment upon the preliminary Proxy Statement, the definitive Proxy Statement, and any amendments or supplements thereto, in each case prior to the filing thereof with the SEC or, if applicable, the dissemination thereof to any Limited Partners. The Company agrees to provide the Buyer and Holdings with a written copy of any comments or other communications it or its counsel may receive from time to time from the SEC or its staff with respect to the Proxy Statement promptly after receipt of such comments, consult with the Buyer, Holdings and their counsel prior to responding to any such comments, and provide the Buyer, Holdings and their counsel with a copy of any written responses thereto and notification of any oral responses thereto of the Company or its counsel.

                  As promptly as practicable following the SEC's review of the Proxy Statement, the General Partner shall duly call, give notice of, convene and hold a Partnership Meeting for the purpose of approving the Merger, this Agreement and the transactions contemplated hereby. Unless the Special Committee determines in good faith, after consultation with its outside legal advisors, that doing so could result in a breach of fiduciary duties to the Limited Partners or the Company under applicable law, the Company will, through its General Partner and as set forth in SECTION 1.2.1 of this Agreement, submit each of the foregoing matters to a vote of the Limited Partners and recommend their approval of such matters, and (unless an information statement has been filed) seek to obtain all votes and approvals thereof by the Limited Partners. Subject to the foregoing, such recommendation, together with a copy of the fairness opinion referred to in SECTION 4.7, shall be included in the Proxy Statement. At the Partnership Meeting, Holdings and the Buyer shall cause all Units then owned by them or any of their Affiliates to be voted in favor of the approval of the Merger and this Agreement and in favor of any other resolution necessary to approve the transactions contemplated by this Agreement.

         ADDITIONAL UNDERTAKINGS.

                  Upon the terms and subject to the conditions set forth in this Agreement, each of the parties hereto agrees to use commercially reasonable efforts to take, or cause to be taken, all actions, and to do, or cause to be done, and to assist and cooperate with the other parties in doing, all things necessary, proper or advisable to consummate and make effective, in the most expeditious manner practicable, the Offer, the Merger and the other transactions contemplated by this Agreement. Holdings, the Buyer and the Company will use all commercially reasonable efforts and cooperate with one another in promptly: (i) determining whether any filings are required to be made or consents, approvals, waivers, licenses, permits or authorizations are required to be obtained (or, which if not obtained, would result in a breach or violation, or an event of default, termination or acceleration of any agreement or any "put" or "call" right under any agreement) under any applicable law or regulation or from any Governmental Entity or third party in connection with the Offer, the Merger and the other transactions contemplated by this Agreement; and (ii) making any such filings, furnishing information required in connection therewith and timely seeking to obtain any such consents, approvals, permits or authorizations.

                  At the request of the Buyer, the Company shall make, subject to the condition that the transactions contemplated herein actually occur, any undertakings (including undertakings to make divestitures, provided, in any case, that such divestitures need not themselves be effective or made until after the transactions contemplated hereby actually occur) required in order to comply with the antitrust requirements or laws of any Governmental Entity, including the HSR Act, in connection with the transactions contemplated by this Agreement. Notwithstanding the foregoing, or any other covenant contained herein, in connection with the receipt of any necessary approvals under the HSR Act, neither Holdings nor the Buyer, nor any Affiliate thereof (other than, pursuant to the preceding sentence, the Company) shall be required to divest or hold separate or otherwise take or commit to take any action that materially limits the ownership or operation by the Company, Holdings or any of their respective Subsidiaries of a material portion of the business or assets of the Company, Holdings and their Subsidiaries, taken as a whole, or compels the Company or Holdings or any of their respective Subsidiaries to dispose of or hold separate a material portion of the business or assets of the Company, Holdings and their Subsidiaries, taken as a whole.

         INDEMNIFICATION.

                  From the Effective Time through the sixth anniversary of the Effective Time, the Surviving Entity shall indemnify and hold harmless each Person who is now, or has been at any time prior to the date hereof, or becomes prior to the Effective Time, a director, officer, employee or agent of the Company or any of its Subsidiaries (the "COVERED PARTIES"), against all claims, losses, liabilities, damages, judgments, fines and reasonable fees, costs and expenses, including attorneys' fees and disbursements (collectively, "COSTS"), incurred in connection with any claim, action, suit, proceeding or investigation, whether civil, criminal, administrative or investigative, arising out of or pertaining to (i) the fact that the Covered Party is or was an officer, director, employee or agent of the Company or any of its Subsidiaries or (ii) matters existing or occurring at or prior to the Effective Time (including this Agreement and the transactions and actions contemplated hereby), whether asserted or claimed prior to, at or after the Effective Time, to the fullest extent permitted under applicable law, to the extent such Costs have not been paid for by insurance. Each Covered Party will be entitled to advancement of expenses incurred in the defense of any claim, action, suit, proceeding or investigation from the Surviving Entity within thirty days of receipt by the Surviving Entity from the Covered Person of a request therefor, along with appropriate supporting documentation; PROVIDED that any Person to whom expenses are advanced provides an undertaking to repay such advances if it is ultimately determined that such Person is not entitled to indemnification.

                  The limited partnership agreement of the Surviving Entity shall contain provisions no less favorable than those contained in the Existing Partnership Agreement with respect to indemnification, advancement of expenses and exculpation of present or former directors, officers, employees and agents of the Company and its Subsidiaries in connection with matters existing or occurring at or prior to the Effective Time (including the transactions contemplated by this Agreement).

                  Subject to the next sentence, the Surviving Entity shall, at no expense to the beneficiaries, maintain in effect for six years from the Effective Time the current directors' and officers' liability insurance policies maintained by the Company with respect to matters existing or occurring at or prior to the Effective Time (including the transactions contemplated by this Agreement), so long as the annual premium therefor would not be in excess of 350% of the last annual premium paid prior to the date of this Agreement (such 350%, the "MAXIMUM PREMIUM"). If the Company's existing insurance expires, or is terminated or canceled, during such six-year period (or the annual premium therefor would exceed the Maximum Premium) the Surviving Entity shall use commercially reasonable efforts to obtain, for the remainder of such period, replacement directors' and officers' liability insurance with the most advantageous limits, deductibles and other terms and conditions available for an annualized premium not in excess of the Maximum Premium (as determined by the Surviving Entity in its reasonable discretion).

                  Notwithstanding anything herein to the contrary, if any claim, action, suit, proceeding or investigation (whether arising before, at or after the Effective Time) of the type described in SECTION 7.4.1 is made against any Covered Party on or prior to the sixth anniversary of the Effective Time, the provisions of this SECTION 7.4 shall continue in effect until the final disposition of such claim, action, suit, proceeding or investigation.

                  The covenants contained in this SECTION 7.4 are intended to be for the benefit of, and shall be enforceable by, each of the Covered Parties and their respective heirs and representatives, and shall not be deemed exclusive of any other rights to which a Covered Party is entitled, whether pursuant to law, contract or otherwise.

                  In the event that the Surviving Entity (i) consolidates with or merges into any other Person and is not the continuing or surviving entity of such consolidation or merger or (ii) transfers or conveys all or substantially all of its properties and assets to any Person, then, in each such case, proper provision shall be made so that the successors and assigns of the Surviving Entity shall succeed to the obligations set forth in this SECTION 7.4.

         PUBLIC ANNOUNCEMENTS. Neither Holdings nor the Buyer, on the one hand, nor the Company, on the other hand, will issue any press release or public statement with respect to the transactions contemplated by this Agreement, including the Offer and the Merger, without the other party's prior consent, except as may be required by applicable law, court process or by obligations pursuant to any listing agreement with, or rule of, any applicable stock exchange, and in any event, to the extent practicable, Holdings, the Buyer and the Company will consult with each other before issuing, and provide each other the opportunity to review and comment upon, any such press release or other public statements with respect to such transactions. The parties agree that the initial press release or releases to be issued with respect to the transactions contemplated by this Agreement shall be mutually agreed upon prior to the issuance thereof.

         TRANSACTION PROPOSALS.

                  From and after the date hereof until the termination of this Agreement, neither the Company, the General Partner, the Company's Subsidiaries, nor any of their respective officers, directors, employees, representatives, agents or Affiliates (including, without limitation, any investment banker, attorney or accountant retained by any of them) (collectively, "RESPONSIBLE PARTIES") shall, directly or indirectly: (i) initiate, solicit, knowingly encourage or knowingly facilitate (including by way of furnishing information) the making of any proposal or offer that constitutes, a Transaction Proposal;
(ii) enter into, maintain or continue discussions or negotiate with any Person in furtherance of, or in order to encourage, a Transaction Proposal; (iii) agree to, approve, recommend, or endorse a Transaction Proposal; or (iv) disclose any non-public information relating to the Company or any Subsidiary of the Company or afford access to the properties, books or records of the Company or any

Subsidiary of the Company to any Person that has made or may reasonably be expected to make a Transaction Proposal or that has advised the Company that it is or may be interested in making a Transaction Proposal. Notwithstanding the foregoing, nothing contained in this Agreement shall prohibit the Special Committee on behalf of the General Partner from making to the Limited Partners any recommendation and related filing with the SEC as required by Rules 14e-2 and 14d-9 under the Exchange Act, with respect to any tender offer. Notwithstanding anything herein to the contrary, at any time during the Company Applicable Period, the Special Committee and the Company may, in response to a proposal or offer that constitutes a Transaction Proposal which the Special Committee determines in good faith, after consultation with the Special Committee's outside legal and financial advisors, could reasonably be expected to result in a Company Superior Proposal, (x) furnish information with respect to the Company and its Subsidiaries to any Person making such a Transaction Proposal and (y) participate in discussions or negotiations regarding such Transaction Proposal.

                  Prior to the withdrawal or modification of any of the recommendations and resolutions of the General Partner set forth in SECTION
1.2.1 pursuant to SECTION 7.6.1, the Company shall provide Holdings and the Buyer with a written notice advising them that the Special Committee has received a Transaction Proposal, specifying the material terms and conditions of such Transaction Proposal and identifying the Person making such Transaction Proposal.

         NOTIFICATION OF CERTAIN MATTERS. The Company shall give prompt notice to Holdings and the Buyer, and Holdings and the Buyer shall give prompt notice to the Company of: (i) the occurrence or non-occurrence of any event that causes or could reasonably be expected to cause (a) any representation or warranty made by it pursuant to this Agreement to be untrue or inaccurate in any material respect or (b) any covenant, condition or agreement contained in this Agreement not to be complied with or satisfied by it in any material respect; and (ii) any material failure to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it hereunder; provided, however, that the delivery of any notice pursuant to this SECTION 7.7 shall not limit or otherwise affect the remedies available hereunder to the party receiving such notice.

         STATE TAKEOVER LAWS. If any "fair price" or "control share acquisition" statute or other similar statute or regulation shall become applicable to the Offer, the Merger or any of the other transactions contemplated by this Agreement, the General Partner and the sole member of the Buyer shall use all commercially reasonable efforts to grant such approvals and to take such other actions as are necessary so that the transactions contemplated hereby may be consummated as promptly as practicable on the terms contemplated hereby and shall otherwise use all commercially reasonable efforts to eliminate the effects of any such statute or regulation on the transactions contemplated hereby.

         CONSUMMATION OF FINANCING. Each of Holdings and the Buyer will use commercially reasonable efforts to obtain the financing required for the consummation of the Offer and the Merger pursuant to the Financing Letter, and, to the extent that all or any portion of such financing becomes unavailable, to arrange for alternative financing for the Offer and the Merger (to the extent available on commercially reasonable terms).

                              CONDITIONS PRECEDENT

         CONDITIONS TO EACH PARTY'S OBLIGATION. The respective obligation of each party to effect the Merger is subject to the satisfaction or waiver of the following conditions:

                  UNIT MAJORITY APPROVAL. Unit Majority Approval of this Agreement, the Merger and transactions contemplated hereby shall have been obtained, provided that neither Holdings nor the Buyer may assert this condition unless Holdings, the Buyer and their Affiliates shall vote all Common Units or Subordinated Units held by any of them in favor of such matters.

                  HSR ACT. The waiting period (and any extension thereof) applicable to the Merger under the HSR Act shall have been terminated or shall have expired.

                  NO INJUNCTIONS OR RESTRAINTS. No temporary restraining order, preliminary or permanent injunction or other order issued by any Governmental Entity or other legal restraint or prohibition shall be in effect preventing or prohibiting the acceptance for payment of, or payment for, Common Units pursuant to the Offer, or the consummation of the Merger; provided, however, that the parties hereto shall use all commercially reasonable efforts to have any such injunction, order, restraint or prohibition vacated.

                  STATUTES;   CONSENTS.  No  statute,  rule,  order,  decree  or
regulation shall have been enacted or promulgated by any Governmental Entity of competent jurisdiction that prohibits the consummation of the Merger.

                  OFFER. The Buyer shall have purchased Common Units pursuant to the Offer; provided, however, neither Holdings nor the Buyer may assert this condition if the Buyer shall have failed, in violation of the terms of this Agreement or the Offer, to purchase the Common Units so tendered and not withdrawn.


                        TERMINATION, AMENDMENT AND WAIVER

         TERMINATION. This Agreement may be terminated and abandoned at any time prior to the Effective Time, whether before or after approval of matters presented in connection with the Merger by the Limited Partners:

                  by mutual written consent of Holdings, the Buyer and the Company;

                  by either Holdings and the Buyer, on one hand, or the Company, on the other hand, if any Governmental Entity shall have issued an order, decree or ruling or taken any other action permanently enjoining, restraining or otherwise prohibiting, or if there shall be in effect any other legal restraint or prohibition preventing or prohibiting, the acceptance for payment of, or payment for, Common Units pursuant to the Offer or the consummation of the Merger, and such order, decree, ruling or other action shall have become final and nonappealable (other than due to the failure of the party seeking to terminate this Agreement to perform its obligations under this Agreement required to be performed at or prior to the Effective Time of the Merger);

                  by the Company, if the Buyer shall not have (i) commenced the Offer on or before November 25, 2002 or (ii) accepted for payment any Common Units pursuant to the Offer (other than due to the failure of the Company to perform its obligations under this Agreement) by January 31, 2003, or, if any necessary approvals required under the HSR Act shall not have been obtained on such date, by such date ten Business Days after receipt of all necessary approvals under the HSR Act;

                  by Holdings and the Buyer, in the event of a material breach or failure to perform in any material respect by the Company of any covenant or other agreement contained in this Agreement or in the event of a breach of any representation or warranty of the Company that could reasonably be expected to have a Material Adverse Effect or to materially adversely affect the ability of the parties to consummate the transactions contemplated hereby, in each case which cannot be or has not been cured within 10 days after the giving of written notice to the Company;

                  by the Company, prior to the Buyer's purchase of any Common Units pursuant to the Offer, in the event of a material breach or failure to perform in any material respect by Holdings or the Buyer of any covenant or other agreement contained in this Agreement or in the event of a breach of any representation or warranty of Holdings or the Buyer that could reasonably be expected to materially adversely affect the ability of the parties to consummate the transactions contemplated hereby, in each case which cannot be or has not been cured within 10 days after the giving of written notice to Holdings and the Buyer;

                  by Holdings and the Buyer, if the Buyer shall not have accepted for payment any Common Units pursuant to the Offer (other than due to the failure of Holdings or the Buyer to perform their respective obligations under this Agreement) by November 25, 2002;

                  by the Company in response to a Company Superior Proposal, but only at a time that is during the Company Applicable Period and is after the fifth Business Day following the Buyer's receipt of written notice advising the Buyer that the Special Committee is prepared to accept a Company Superior Proposal, specifying the material terms and conditions of such Company Superior Proposal and identifying the Person making such Company Superior Proposal; or

                  by Holdings and the Buyer, if the Special Committee shall, pursuant to the last sentence of SECTION 1.2.1, withdraw or modify, or resolve to withdraw or modify, any of the recommendations and resolutions set forth in
SECTION 1.2.1.

         EFFECT OF TERMINATION. In the event of termination of this Agreement as provided in SECTION 9.1, this Agreement shall forthwith become void and have no effect, without any continuing obligation on the part of Holdings, the Buyer or the Company, other than the provisions of ARTICLE X.

         AMENDMENT. Except as required by law, this Agreement may be amended by the Company, Holdings and the Buyer at any time prior to the Effective Time. This Agreement may not be amended except by an instrument in writing signed on behalf of each of the parties hereto.

         EXTENSION; WAIVER. Subject to the terms of this Agreement to the extent that they expressly restrict the following, at any time prior to the Effective Time, the parties may (i) extend the time for the performance of any of the obligations or other acts of the other parties, (ii) waive any inaccuracies in the representations and warranties contained in this Agreement or in any document delivered pursuant to this Agreement or (iii) subject to the provisions of SECTION 9.3, waive compliance with any of the agreements or conditions contained in this Agreement. Any agreement on the part of a party to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of such party. The failure of any party to this Agreement to assert any of its rights under this Agreement or otherwise shall not constitute a waiver of such rights.

         SPECIAL COMMITTEE. During the period from the date of this Agreement to the Effective Time, or the earlier termination of this Agreement, the approval of the Special Committee shall be required to authorize any termination of this Agreement by the Company, any amendment or modification of this Agreement requiring action by the Company or the General Partner, any consent of the Company or the General Partner under the terms of this Agreement, any extension of time for performance of any obligation or action hereunder by Holdings or the Buyer and any waiver of compliance with any of the agreements or conditions contained herein for the benefit of the Company, the General Partner or the Limited Partners or other action by the Company or the General Partner hereunder which could adversely affect the Limited Partners.


                               GENERAL PROVISIONS

         NONSURVIVAL OF REPRESENTATIONS AND WARRANTIES.

                  None of the representations or warranties in this Agreement or in any instrument delivered pursuant to this Agreement shall survive the Effective Time and all such representations and warranties will be extinguished on consummation of the Merger; and neither the Company, the General Partner, the Limited Partners, Holdings, the Buyer or any of their respective officers, directors, managers, employee, members, Affiliates or representatives shall be under any liability whatsoever with respect to any such representation or warranty after such time. This SECTION 10.1 shall not limit any covenant or agreement of the parties that by its terms contemplates performance after the Effective Time.

                  Each of the parties is a sophisticated legal entity that was advised by knowledgeable counsel and, to the extent it deemed necessary, other advisors in connection with this Agreement. Accordingly, each of the parties hereby acknowledges that (i) no party has relied or will rely upon any document or written or oral information previously furnished to or discovered by it or its representatives, other than this Agreement, the Disclosure Schedule or any certificates delivered at the Effective Time pursuant to this Agreement; and
(ii) there are no representations or warranties by or on behalf of any party hereto or any of its respective Affiliates or representatives other than those expressly set forth in this Agreement, the Disclosure Schedule or in any certificates delivered at the Effective Time pursuant to this Agreement

         FEES AND EXPENSES. All costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such expenses.

         NOTICES. All notices, requests, claims, demands and other communications under this Agreement shall be in writing and shall be deemed given on the day of delivery or transmission, if delivered personally or transmitted by facsimile, and on the business day after delivery to an overnight courier service, if delivered by overnight courier, to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):

if to Holdings or the Buyer, to:

                           U.S. Timberlands Holdings Group, LLC
                           U.S. Timberlands Acquisition Co., LLC
                           625 Madison Avenue
                           Suite 10-b
                           New York, New York 10022
                           Attn:  John M. Rudey
                           Fax:  (212) 758-4009

                           with a copy to:

                           Swidler Berlin Shereff Friedman, LLP
                           405 Lexington Avenue
                           New York, New York 10174
                           Attn: Martin Nussbaum, Esq.
                           Fax: (212) 891-9598

if to the Company or the Special Committee, to:

                           U.S. Timberlands Company, L.P.
                           c/o U.S. Timberlands Services Company, L.L.C.
                           625 Madison Avenue
                           Suite 10-b
                           New York, New York 10022
                           Attn:  Special Committee of the Board of Directors
                           Fax:  (212) 758-4009

                           with a copy to:

                           Alan B. Abramson

                           and

                           William W. Wyman

                           c/o Richards, Layton & Finger
                           One Rodney Square
                           Wilmington, Delaware 19899
                           Attn: Jesse Finkelstein, Esq.
                           Fax: (302) 651-7701

         INTERPRETATION. When a reference is made in this Agreement to a Section, Exhibit or Schedule, such reference shall be to a Section of, or an Exhibit or Schedule to, this Agreement unless otherwise indicated. The table of contents and headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. Whenever the words "include," "includes" or "including" are used in this Agreement, they shall be deemed to be followed by the words "without limitation."

         COUNTERPARTS.   This   Agreement   may  be  executed  in  one  or  more
counterparts, all of which shall be considered one and the same agreement and shall become effective when one or more counterparts have been signed by each of the parties and delivered to the other parties.

         ENTIRE AGREEMENT; NO THIRD-PARTY BENEFICIARIES. This Agreement and the other agreements referred to herein constitute the entire agreement, and supersede all prior agreements and understandings, both written and oral, among the parties with respect to the subject matter of this Agreement. This Agreement, other than SECTION 7.4, is not intended to confer upon any Person other than the parties hereto any rights or remedies.

         GOVERNING LAW. This agreement shall be governed by, and construed in accordance with, the internal laws of the state of Delaware, without regard to conflicts of law principles. The parties hereto agree that any appropriate state or federal court located in the state of Delaware shall have jurisdiction over any case or controversy arising hereunder or in connection herewith and shall be the proper and exclusive forum in which to adjudicate such case or controversy. Each party hereto agrees to be subject to such jurisdiction and venue.

         ASSIGNMENT. Neither this Agreement nor any of the rights, interests or obligations under this Agreement shall be assigned, in whole or in part, by operation of law or otherwise by any of the parties without the prior written consent of the other parties. Subject to the preceding sentence, this Agreement will be binding upon, inure to the benefit of, and be enforceable by, the parties and their respective successors and assigns.

         ENFORCEMENT. The parties agree that irreparable damage would occur in the event that any of the provisions of this Agreement were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the parties shall be entitled to an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions of this Agreement. Each of the parties hereto hereby irrevocably waives any and all right to trial by jury in any legal proceeding arising out of or related to this Agreement or the transactions contemplated hereby.

         IN WITNESS WHEREOF, Holdings, the Buyer and the Company have caused this Agreement to be signed as of the date first written above.

                                    U.S. TIMBERLANDS HOLDINGS GROUP, LLC



                                    By:/S/ JOHN M. RUDEY
                                       -----------------
                                       Name:  John M. Rudey
                                       Title:  President


                                    U.S. TIMBERLANDS ACQUISITION CO., LLC



                                    By:/S/ JOHN M. RUDEY
                                       -----------------
                                       Name:  John M. Rudey
                                       Title:  President


                                    U.S. TIMBERLANDS COMPANY, L.P.

                                    BY:  U.S. TIMBERLANDS SERVICES COMPANY,
                                         L.L.C., ITS GENERAL PARTNER

                                    By:/S/ THOMAS C. LUDLOW
                                       ---------------------
                                       Name:  Thomas C. Ludlow
                                       Title:  Chief Financial Officer

                             CONDITIONS OF THE OFFER

         Notwithstanding any other provision of the Offer or this Agreement, and subject to any applicable rules and regulations of the SEC, including Rule 14e-1(c) relating to the Buyer's obligation to pay for or return tendered Common Units after termination of the Offer, Holdings and the Buyer shall not be required to accept for payment or pay for any Common Units tendered pursuant to the Offer and may delay acceptance for payment or may terminate the Offer if (other than as a result of a breach by Holdings or the Buyer of their respective obligations under this Agreement):

                  as of the Expiration Date, less than the Minimum Number of Common Units have been tendered pursuant to the Offer and not withdrawn;

                  any applicable waiting period under the HSR Act has not expired or terminated;

                  at any time after the date of this Agreement, and before acceptance for payment of any Common Units, any of the following events shall occur and be continuing:

                       there shall be any statute, rule, regulation, judgment, order or injunction enacted, entered, promulgated or deemed applicable to the Offer or the Merger pursuant to authoritative interpretation by or on behalf of a Governmental Entity that (A) prohibits the acquisition by the Buyer of any the Common Units under the Offer, or restrains or prohibits the making or consummation of the Offer or the Merger, (B) prohibits or materially limits the ownership or operation by the Company, Holdings or any of their respective Subsidiaries of a material portion of the business or assets of the Company, Holdings and their Subsidiaries, taken as a whole, or compels the Company or Holdings or any of their respective Subsidiaries to dispose of or hold separate any material portion of the business or assets of such Person, in each case as a result of the Offer or the Merger, (C) imposes material limitations on the ability of Holdings or the Buyer to acquire or hold, or exercise full rights of ownership of, any Common Units to be accepted for payment pursuant to the Offer including, without limitation, the right to vote such Common Units on all matters properly presented to the limited partners of the Company or (D) prohibits Holdings or any of its Subsidiaries from effectively controlling in any material respect any material portion of the business or operations of the Company, Holdings, or their Subsidiaries, taken as a whole;

                       there shall be any outstanding litigation with any third party relating to the Offer, the Merger, this Agreement or the transactions contemplated hereby which has not been finally dismissed or settled to the satisfaction of Holdings and the Buyer in their sole discretion, and which is reasonably likely to have a Material Adverse Effect or a material adverse impact on the ability of Holdings and Buyer to consummate the Offer or the Merger;

                       any of the representations and warranties of the Company contained in the Agreement shall not be true and correct in all material respects at and as of the date of consummation of the Offer (except to the extent such representations and warranties speak to an earlier date), as if made at and as of the date of consummation of the Offer, in each case except as contemplated or permitted by this Agreement;

                       the Company shall have failed to perform in all material respects the obligations required to be performed by it under the Agreement at or prior to the date of expiration of the Offer, including but not limited to its obligations pursuant to SECTION 7.6 hereof, except for such failures to perform as have not had or would not, individually or in the aggregate, have a Material Adverse Effect or materially adversely affect the ability of the parties to consummate the transactions contemplated hereby;

                       the Agreement shall have been terminated in accordance with its terms;

                       a material adverse change shall have occurred in the financial condition, properties, business or results of operations of the Company and its Subsidiaries taken as a whole; or

                  The Buyer shall not have received the financing proceeds contemplated by the Financing Letter or otherwise obtained the funds necessary to consummate the Offer and the Merger on terms satisfactory to Holdings and the Buyer; PROVIDED, that Holdings and the Buyer shall have complied with the provisions of SECTION 7.9.

The foregoing conditions (other than the Minimum Condition) are for the sole benefit of Holdings and the Buyer and, subject to the Merger Agreement, may be waived by Holdings or the Buyer, in whole or in part at any time and from time to time in the sole discretion of Holdings or the Buyer; provided that, without the express prior written consent of the Company, neither Holdings nor the Buyer may waive the Minimum Condition.

                                        I
                                   DEFINITIONS

         "AFFILIATE" of any Person means another Person that directly or indirectly, through one or more intermediaries, controls, is controlled by, or is under common control with, such first Person. For purposes hereof, "CONTROL" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through ownership of voting securities, by contract or otherwise; PROVIDED that a natural person shall not be considered to be an Affiliate of an entity solely as a result of such natural person's position as an officer, director, manager or other similar representative of such entity.

         "AGREEMENT" shall have the meaning assigned to such term in the Preamble hereto.

         "BUSINESS DAY" means any day, other than Saturday, Sunday or a federal holiday, and shall consist of the time period from 12:01 a.m. through 12:00 midnight New York City time. In computing any time period under Section 14(d)(5) or Section 14(d)(6) of the Exchange Act or under Regulation 14D or Regulation 14E, the date of the event which begins the running of such time period shall be included except that if such event occurs on other than a Business Day such period shall begin to run on and shall include the first Business Day thereafter.

         "BUYER" shall have the meaning assigned to such term in the Preamble.

         "CERTIFICATE" means a certificate representing outstanding Units held by a Limited Partner immediately prior to the Effective Time.

         "CERTIFICATE OF MERGER" means a certificate of merger executed in accordance with Delaware Law.

         "CLOSING" means the consummation of the Merger.

         "CLOSING DATE" means the second business day after satisfaction or waiver of the conditions set forth in ARTICLE VIII.

         "COMMENCEMENT DATE" means the date that the Offer is commenced pursuant to SECTION 1.1.1.

         "COMMON UNITS" means the limited partner interests in the Company designated as "Common Units" in the Existing Partnership Agreement.

         "COMPANY" shall have the meaning assigned to such term in the Preamble.

         "COMPANY APPLICABLE PERIOD" means the period commencing on the date hereof and ending at such time as the Buyer pays for all validly tendered Common Units in the Offer.

         "COMPANY SUPERIOR PROPOSAL" means a Transaction Proposal that includes terms that the Special Committee determines in good faith, after consultation with its outside legal and financial advisors, to be more favorable to the Limited Partners than the Offer and the Merger.

         "CONFLICTS COMMITTEE" shall have the meaning assigned to such term in the Existing Partnership Agreement.

         "COSTS" shall have the meaning assigned to such term in SECTION 7.4.1.

         "COVERED  PARTIES"  shall  have the  meaning  assigned  to such term in
SECTION 7.4.1.

         "DELAWARE LAW" means the Delaware Revised Uniform Limited Partnership Act and the Delaware Limited Liability Company Act.

         "DISCLOSURE SCHEDULE" means the disclosure schedule attached to this Agreement, which contains exceptions to the representations and warranties of the Company set forth in ARTICLE IV.

         "EFFECTIVE  TIME"  shall  have the  meaning  assigned  to such  term in
SECTION 2.3.

         "ENFORCEABILITY EXCEPTION" shall have the meaning assigned to such term in SECTION 4.4.

         "EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended.

         "EXCHANGE  AGENT"  shall  have the  meaning  assigned  to such  term in
SECTION 3.3.1.

         "EXCLUDED UNITS" means any Units owned by Holdings, the Buyer, the General Partner or any Affiliates of any of the foregoing.

         "EXISTING  PARTNERSHIP   AGREEMENT"  means  the  Amended  and  Restated
Agreement of Limited Partnership of the Company, dated as of November 19, 1997.

         "EXPIRATION DATE" means the 20th Business Day after the Commencement Date, subject to extension pursuant to SECTION 1.1.3.

         "FINANCING  LETTER"  shall have the  meaning  assigned  to such term in
SECTION 5.4.

         "GENERAL PARTNER" means the general partner of the Company, U.S. Timberlands Services Company, L.L.C., a Delaware limited liability company.

         "GOVERNMENTAL ENTITY" means any Federal, state or local government administrative agency, commission or other governmental authority or agency, including any securities exchange or similar quasi-regulatory body.

         "HOLDINGS" shall have the meaning assigned to such term in the Preamble.

         "HSR ACT" means the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

         "KNOWLEDGE OF THE COMPANY" means the knowledge, after due inquiry, of the Board of Directors of the General Partner.

         "LIEN" means any pledge, claim, lien, charge, encumbrance or security interest of any kind or nature whatsoever.

         "LIMITED PARTNERS" means any and all holders of the Units; provided, that the term does not include Holdings, the Buyer, the General Partner or any Affiliates of any of the foregoing.

         "LONG-TERM INCENTIVE PLAN" means the 1997 Long-Term Incentive Plan established by the General Partner in which certain employees and directors of the General Partner and its Affiliates are issued Options and/or Phantom Units.

         "MATERIAL ADVERSE EFFECT" means, when used in connection with Company, any effect that either individually or in the aggregate with all other such effects is materially adverse to the business, financial condition, or results of operations of the Company and its Subsidiaries taken as a whole; PROVIDED, however, that a "Material Adverse Effect" with respect to the Company or any of its Subsidiaries shall not include (i) any adverse change, effect or circumstance arising out of or resulting from actions contemplated by the parties in connection with this Agreement or that is attributable to the announcement or performance of this Agreement or the transactions contemplated by this Agreement (including, without limitation, a loss of customers or employees), (ii) changes, effects and circumstances that are the result of factors generally affecting the industry or specific markets in which the Company and its Subsidiaries compete, or that are the result of factors affecting the Company's customers or the industries or markets in which the Company's customers operate (other than any such change having a materially disproportionate effect on the Company relative to other industry participants),
(iii) any change, effect or circumstance resulting from changes in general economic, regulatory or political conditions, conditions in the United States or worldwide capital markets, any act of terrorism, or any outbreak of hostilities or war (other than any such condition having a materially disproportionate effect on the Company relative to other industry participants), (iv) any change in the trading price or trading volume of the Company's securities (but not any change, effect or circumstance underlying such change in trading price or trading volume to the extent such change, effect or circumstance would otherwise constitute a Material Adverse Effect on the Company), (v) any failure by the Company to meet any published revenue or earnings projections of a third party (but not any change, effect or circumstance underlying such failure to the extent such change, effect or circumstance would otherwise constitute a Material Adverse Effect on the Company), or (vi) changes, effects or circumstances resulting from any change in U.S. generally accepted accounting principles or interpretations thereof.

         "MAXIMUM  PREMIUM"  shall  have the  meaning  assigned  to such term in
SECTION 7.4.3.

         "MBIA" means MBIA Insurance Corporation, a New York stock insurance corporation.

         "MERGER" shall have the meaning assigned to such term in the Recitals.

         "MERGER CONSIDERATION" means an amount of cash per Unit equal to the Offer Price.

         "MINIMUM  CONDITION"  shall have the  meaning  assigned to such term in
SECTION 1.1.1 (1).

         "MINIMUM NUMBER" means 3,235,776, it being understood that such number is intended to represent the number of Common Units that, when added to the Common Units currently held by Holdings and its Affiliates, would exceed fifty percent (50%) of the aggregate outstanding Common Units.

         "OFFER" shall have the meaning assigned to such term in the Recitals.

         "OFFER  CONDITIONS"  shall have the  meaning  assigned  to such term in
SECTION 1.1.1(1).

         "OFFER DOCUMENTS" means (i) the Schedule TO and (ii) the offer to purchase, form of letter of transmittal, summary advertisement and any other related documents required to be filed as exhibits to the Schedule TO.

         "OFFER PRICE" means $3.00.

         "OPTIONS" means options to purchase Common Units granted under the Long-Term Incentive Plan.

         "OUTSTANDING" shall have the meaning assigned to such term in the Existing Partnership Agreement.

         "PARTNERSHIP MEETING" shall mean a meeting of the limited partners of the Company.

         "PHANTOM UNITS" means phantom units granted under the Long-Term Incentive Plan, which, upon vesting, entitle the holder thereof to receive Common Units.

         "PERMITTED INVESTMENTS" means (i) marketable direct obligations having a term not in excess of 90 days issued or unconditionally guaranteed by the United States government and backed by the full faith and credit of the United States; (ii) marketable direct obligations issued by any State of the United States or any political subdivision of any such state or any public instrumentality thereof, having the first or second highest rating obtainable from either Standard & Poor's Ratings Service or Moody's Investor Service, Inc. and having a term not in excess of 90 days; (iii) certificates of deposit having a term not in excess of 90 days issued by any commercial bank organized under the laws of the United States or any State thereof or the District of Columbia having combined capital and surplus of not less than $100,000,000, provided that, if such commercial bank is not organized under the laws of the United States, it must be a member of the Federal Deposit Insurance Corporation; or
(iv) any money market mutual fund, substantially all of which is invested in the foregoing categories.

         "PERSON" means an individual, corporation, limited liability company, partnership, joint venture, association, trust, unincorporated organization or other entity.

         "PROXY STATEMENT" means the proxy statement relating to the Merger filed with the SEC, and any amendments and supplements thereto.

         "RESPONSIBLE  PARTIES" shall have the meaning  assigned to such term in
SECTION 7.6.1.

          "SCHEDULE  14D-9" means the  Solicitation/Recommendation  Statement on
Schedule 14D-9 to be filed with the SEC in connection with the Offer, and any amendments and supplements thereto.

         "SCHEDULE TO" means the Tender Offer Statement on Schedule TO to be filed with the SEC in connection with the Offer, and any amendments and supplements thereto.

         "SEC" means the Securities and Exchange Commission.

         "SECRETARY OF STATE" means the Secretary of State of the State of Delaware.

         "SECURITIES ACT" means the Securities Act of 1933, as amended.

         "SPECIAL COMMITTEE" shall have the meaning assigned to such term in the Recitals.

         "SUBORDINATED UNITS" means the limited partner interests in the Company designated as "Subordinated Units" in the Existing Partnership Agreement.

         "SUBSIDIARY" means, with respect to any Person, a corporation, limited liability company, partnership, joint venture or other entity of which such Person owns, directly or indirectly, more than fifty percent (50%) of the outstanding equity securities or other interests the holders of which are generally entitled to vote for the election of the Board of Directors or other governing body or otherwise exercise control of such entity.

         "SURVIVING  ENTITY"  shall have the  meaning  assigned  to such term in
SECTION 2.1.

         "TRANSACTION PROPOSAL" means a proposal relating to (or a public announcement or filing of an intention or plan to engage in) any of the following involving Company or any of its Subsidiaries (other than the transactions between the Company, Holdings and the Buyer contemplated by the Offer and this Agreement): (i) any merger, consolidation, share exchange, recapitalization, business combination or other similar transaction; (ii) except in the ordinary course of business, any sale, lease, exchange, mortgage, pledge, transfer or other disposition of 10% or more of the assets of the Company and its Subsidiaries, taken as a whole, in a single transaction or series of related transactions; (iii) any tender offer or exchange offer for, or the acquisition of (or right to acquire) "beneficial ownership" by any person, "group" or entity (as such terms are defined under Section 13 (d) of the Exchange Act), of 20% or more of the outstanding Common Units; or (iv) any recapitalization, liquidation, dissolution or similar transaction.

         "TREASURY UNITS" means any Units owned by the Company or by any wholly-owned Subsidiary of the Company.

         "UNIT MAJORITY APPROVAL" means the approval of at least (i) a majority of the Outstanding Common Units, voting as a class and (ii) a majority of the Outstanding Subordinated Units, voting as a class.

         "UNITS" means the Common Units and the Subordinated Units.

                               DISCLOSURE SCHEDULE


SECTION 4.2


SUBSIDIARIES

SUBSIDIARIES:
------------


NAME                                         OWNERSHIP
----                                         ---------
U.S. Timberlands Klamath Falls, LLC          99% owned by the Company; 1% owned by U.S. Timberlands
                                             Services, LLC

U.S. Timberlands Finance Corp.               100% owned by U.S. Timberlands Klamath Falls, LLC

OTHER OWNERSHIP INTERESTS:
-------------------------

NAME                                         OWNERSHIP
----                                         ---------
UST Yakima Holdings II, LLC                  49% owned by the Company; 51% owned by U.S. Timberlands
                                             Holdings Group L.L.C.

UST Yakima Holdings, LLC                     100% owned by UST Yakima Holdings II, LLC


                               DISCLOSURE SCHEDULE


SECTION 4.3


CAPITALIZATION

OPTIONS:
-------

                                NUMBER OF COMMON UNITS
OPTIONHOLDER                    ISSUABLE UPON EXERCISE       EXERCISE PRICE               EXPIRATION DATE
------------                    ----------------------       --------------               ---------------
John M. Rudey                   93,233                       $14.75                       n/a
John M. Rudey                   13,985                       $14.75                       n/a
John M. Rudey                   50,000                       $13.375                      n/a
George R. Hornig                93,233                       $14.75                       n/a
George R. Hornig                13,985                       $14.75                       n/a
George R. Hornig                50,000                       $13.375                      n/a
Martin Lugus                    55,940                       $14.75                       n/a
Martin Lugus                    8,391                        $14.75                       n/a
Robert A. Broadhead             29,835                       $14.75                       n/a
Robert A. Broadhead             4,475                        $14.75                       n/a
Christopher J. Sokol            29,835                       $14.75                       n/a
Christopher J. Sokol            4,475                        $14.75                       n/a
Walter L. Barnes                29,835                       $14.75                       n/a
Walter L. Barnes                4,475                        $14.75                       n/a
Alan B. Abramson                50,000                       $13.375                      n/a
William W. Wyman                50,000                       $13.375                      n/a
William J. Barnett              1,000                        $13.375                      n/a
Lon D. Casebeer                 1,000                        $13.375                      n/a
Edward D. DeWitt                1,000                        $13.375                      n/a
Jeffrey B. Dixon                1,000                        $13.375                      n/a
Poli L. Hubbard                 1,000                        $13.375                      n/a
Michael S. Garrett              1,000                        $13.375                      n/a
Catherine M. Gray               1,000                        $13.375                      n/a
Thomas G. Greenleaf             1,000                        $13.375                      n/a
Sandra K. Hanford               1,000                        $13.375                      n/a
Brad A. Johnson                 1,000                        $13.375                      n/a
Cassandra S. Maxwell            1,000                        $13.375                      n/a
Cheryl A. Ramos (Ellis)         1,000                        $13.375                      n/a
Dallas L. Suthpin               1,000                        $13.375                      n/a
Diane M. VanDusen               1,000                        $13.375                      n/a
Jeffrey J. Vermilya             1,000                        $13.375                      n/a
Jeffrey Jones                   34,310                       $11.75                       n/a
Thomas C. Ludlow                50,000                       $9.813                       n/a
Rich Ryder                      1,000                        $9.75                        n/a
Martha Brunnemer                1,000                        $6.75                        n/a
Maria Corralles                 1,000                        $5.84                        n/a


                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly report of U.S. Timberlands Company, L.P. (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John M. Rudey, Chief Executive Officer of the general partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ John M. Rudey

John M. Rudey
Chief Executive Officer
November 14, 2002

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly report of U.S. Timberlands Company, L.P. (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas C. Ludlow, Chief Financial Officer of the general partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas C. Ludlow

Thomas C. Ludlow
Chief Financial Officer
November 14, 2002