Form 10-K
period 2002-12-31
U S TIMBERLANDS CO LP
filed 2003-04-15
CIK 1043012

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 Commission File No.: 0-23259

                          U.S. TIMBERLANDS COMPANY, LP
             (Exact name of registrant as specified in its charter)

        DELAWARE                                  91-1842156
   (State or other jurisdiction               (I.R.S. Employer
           of incorporation or               Identification No.)
          organization)

  625 Madison Avenue, Suite 10-B, New York, NY           10022
  (Address of principal executive offices)             (Zip code)

              Registrant's telephone number, including area code:
                                  212-755-1100
                                -----------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class:            Name of Each Exchange on Which Registered:
     --------------------            ------------------------------------------
        Common Units                              OTC Bulletin Board


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during then preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [ ] No [X]

         The aggregate market value of the Common Units held by non-affiliates of the registrant, based on the last reported sale price of the Common Units on the OTC Bulletin Board on June 28, 2002, was approximately $3,587,175.

         Documents incorporated by reference: See item 15. Exhibit Index

--------------------------------------------------------------------------------

                          U.S. TIMBERLANDS COMPANY, LP

                                TABLE OF CONTENTS

                                                                            Page

PART I

         Item 1.  Business....................................................1
         Item 2.  Properties.................................................10
         Item 3.  Legal Proceedings..........................................10
         Item 4.  Submission of Matters to a Vote of Security Holders........11

PART II

         Item 5.  Market for Registrant's Common Units and Related Security
                  Holder Matters.............................................12
         Item 6.  Selected Financial Data....................................14
         Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................15
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk.22
         Item 8.  Financial Statements.......................................23
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................23

PART III

         Item 10. Directors and Executive Officers of the Registrant.........24
         Item 11. Executive Compensation.....................................27
         Item 12. Security Ownership of Certain Beneficial Owners and
                  Management.................................................33
         Item 13. Certain Relationships and Related Transactions.............34
         Item 14. Controls and Procedures....................................35

PART IV

         Item 15. Exhibits, Financial Statements, and Reports on Form 8-K....36

                                     PART I

Item 1. Business.

General

         The business of U.S. Timberlands Company, LP, a Delaware limited partnership formed in June 1997 (the "Company"), consists of the growing of trees and the sale of logs and standing timber. The Company owns approximately 364,000 fee acres of timberland and cutting rights on approximately 13,000 acres of timberland (collectively the "Timberlands") containing total merchantable timber volume estimated as of January 1, 2003 to be approximately 0.9 billion board feet ("BBF") in Oregon east of the Cascade Range (the "Timberlands"). Logs harvested from the Timberlands are sold to unaffiliated domestic conversion facilities. These logs are processed for sale as lumber, plywood and other wood products, primarily for use in new residential home construction, home remodeling and repair and general industrial applications. The Company also owns and operates its own seed orchard and produces approximately four million conifer seedlings annually from its nursery, approximately 75% of which are used for its own internal reforestation programs, with the balance sold to other forest products companies. Except as the context otherwise requires, references herein to, or descriptions of, assets and operations of the Company include the assets and operations of the Operating Company (as defined below).

         The Timberlands' merchantable timber consists of Ponderosa Pine (approximately 44%) and Douglas Fir (approximately 14%), species which have historically commanded premium prices over other softwood species, with the balance consisting of Lodgepole Pine, White Fir and other softwood species. The Timberlands have stands of varying ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 121,000 acres are actively managed tree farms (the "Plantations"). The Plantations were first established by Weyerhaeuser Company ("Weyerhaeuser") in the early 1960s and acreage has been planted each year since then. Currently, the Plantations contain age classes ranging generally from one to 42 years old. Initial thinning or harvesting of the Plantation stands is expected to begin within the next three years. The balance of the Timberlands is composed of natural stands. For a more complete description of the Company's properties, see "Properties."

         In August 1996, U.S. Timberlands Klamath Falls, LLC, a Delaware limited liability company ("USTK") and U.S. Timberlands Management Company, LLC, formerly known as U.S. Timberlands Services Company, LLC ("Old Services"), acquired approximately 604,000 fee acres of timberland (the "Klamath Falls Timberlands"), containing an estimated merchantable timber volume of approximately 1.9 BBF and related assets from Weyerhaeuser (the "Weyerhaeuser Acquisition"). In July 1997, USTK, which is now the Company's subsidiary operating company (in such capacity, the "Operating Company"), acquired approximately 42,000 fee acres of timberland and cutting rights on approximately 3,000 acres of timberland (the "Ochoco Timberlands"), containing an estimated merchantable timber volume of approximately 280 million board feet ("MMBF") from Ochoco Lumber Company ("Ochoco") (the "Ochoco Acquisition"). At the date of acquisition, over 40% of the merchantable timber on the Ochoco Timberlands was at least 80 years old. As of December 31, 2000, the Company had harvested substantially all of the Old Growth timber on the Ochoco Timberlands. During the 4th quarter of 2002, USKF sold the Ochoco property to an affiliate. During October 1999, the first and second quarters of 2001, the third quarter of 2002 and the first quarter of 2003 the Company contributed primarily non-income producing, pre-merchantable pine plantation timberlands in exchange for an investment in an affiliate (See Item 13 Certain Relationships and Related Transactions and Notes 3 and 9 to the Consolidated Financial Statements).

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

consequently the Company's log sales are made to unaffiliated third parties. Concurrent with USTK's acquisition of the Klamath Falls Timberlands, USTK arranged for Collins Products LLC ("Collins"), a privately owned forest products company located within the Klamath Falls Timberlands area, to purchase Weyerhaeuser's Klamath Falls mill facilities. In September 1996, the Company entered into a 10-year log supply agreement with Collins (the "Collins Supply Agreement") providing for the purchase by the plywood mill and delivery by the Company of a minimum of 34 million board feet ("MMBF") of logs each year at market prices. During 2001, Collins suspended plywood production at the Klamath Falls mill and it was mutually decided to cancel the remaining years on the contract. In addition to its sales under the Collins Supply Agreement, the Company sold and continues to sell logs to conversion facilities located in the area surrounding the Timberlands. There are currently more than 20 primary conversion facilities located within a 150-mile radius of the Company's Timberlands.

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

         Concurrent with the closing of the Initial Offering, the Operating Company and its wholly owned subsidiary, U.S. Timberlands Finance Corp. ("Finance Corp."), consummated the public offering (the "Public Note Offering") of $225.0 million aggregate principal amount of 9 5/8% unsecured senior notes due 2007 (the "Notes). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

        The purpose of the Company under the Partnership Agreement is limited to serving as the non-managing member of the Operating Company and engaging in any business activity that may be engaged in by the Operating Company. The Operating Company's operating agreement provides that the Operating Company may, directly or indirectly, engage in (i) any activity engaged in by USTK immediately prior to the Initial Offering, (ii) any other activity approved by the General Partner but only to the extent that the General Partner reasonably determines that, as of the date of the acquisition or commencement of such activity, such activity generates "qualifying income" (as such term is defined in Section 7704 of the Internal Revenue Code) or (iii) any activity that enhances the operations of an activity that is described in (i) or (ii) above. Although the General Partner has the ability under the Partnership Agreement to cause the Company and the Operating Company to engage in activities other than the ownership or operation of timber-producing real property or related assets, the General Partner has no current intention of doing so. The General Partner is authorized in general to perform all acts deemed necessary to carry out such purposes and to conduct the business of the Company.

         On October 17, 2002, the Company announced that it had signed a definitive agreement to be acquired by an acquisition company formed by a group led by senior management. The definitive agreement contemplates a cash tender offer for 100% of the outstanding common limited partnership units not already owned by the acquiring entity or its affiliates for $3.00 per unit in cash, followed by a merger of the acquisition company with and into the Company, pursuant to which each common limited partnership unit not already owned by the acquiring entity or its affiliates would be converted into the right to receive $3.00 per unit in cash. The tender offer commenced on November 19, 2002 and was completed on March 6, 2003. Pursuant to the tender offer, approximately 71% of the Company's common units were tendered. The acquisition group therefore controls about 87% of the outstanding common units. The remaining common units not purchased in the tender offer will be acquired by the acquisition group in a merger that is expected to be completed in the second quarter of 2003.

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

Harvest Plans

         The Company strives to manage all of its Timberlands, including the Plantations, in an economically prudent and environmentally sensitive manner in order to maximize their value over time. Integral to this management process are the Company's long-term harvest plans. The Company prepares its harvest plans annually based on analyses of the size, age, and class distribution of the Timberlands and the economic maturity of each harvest tract. The factors the Company considers in determining its long-term harvest plans include, among other things, current and expected market conditions, competition, customer requirements, the age, size and species distribution of the Company's timber, assumptions about timber growth rates (which are improving over time as a result of technological and biological advances that improve forest management practices), expected acquisitions and dispositions, access to the Timberlands, availability of contractors, sales contracts and environmental and regulatory constraints. The Company's harvest plans reflect the Company's expectations for each year's harvest, including the sites to be harvested, the manner of harvesting such sites, the volume of each species to be harvested, the prices expected to be received for the Company's timber, the amount of stumpage sales, logging and other costs, thinning operations and other relevant information. The Company has the flexibility to update its harvest plans during the year to take into consideration changes in these factors. The Company harvested or committed to harvest from log, stumpage and timber deed sales 205 million board feet
(MMBF) in 2002 and plans to harvest, or commit to harvest, approximately 108 MMBF in 2003. The Company sold 3.5 MMBF through property sales in 2002. If current market conditions do not improve, the Company will be required to harvest its current Timberlands aggressively over approximately the next one to two years after which time the harvest level is expected to decline to a level which the Company considers to be more sustainable over the long term. Because harvest plans are based on certain assumptions, many of which are beyond the Company's control, there can be no assurance that the Company will be able to harvest the volumes projected in its harvest plans. Although the Company's debt obligations place certain limitations on the harvest plans which may limit the cash flow available for unrestricted use in the future, the Company believes that it, generally has sufficient flexibility to permit modifications in response to fluctuations in the market for logs and lumber and the other factors described above. In 2002, because of the accelerated harvesting, during the fourth quarter, of salvage timber resulting from the Toolbox Fire, the operating company exceeded the allowable four year harvest by 6.9 MMBF and, as required under the Indenture has placed $662 thousand in a restricted account only to be used in ways prescribed in the Indentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." If the Company's current harvest plans are pursued unaltered for the next ten years, if it consummates the land sales contemplated by its strategic plan and if its other strategic assumptions prove to be accurate, the Company expects that its timber inventory will decline through 2010 and Ponderosa Pine volume will increase as a percentage of its total timber inventory by such date. The Company expects that its inventory would remain relatively stable thereafter. Long-term harvest plans, growth rates and forest inventory levels were reviewed during 2002. Such harvest plans, land sales and other strategic assumptions do not take into account any acquisition that the Company may consummate during such period.

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

         The Company currently sells its sawlogs or stumpage to unaffiliated wood products manufacturers and sells its chips to unaffiliated pulp mills or hardboard plants. The percentage of logs which are sold as sawlogs/stumpage or pulp logs is dependent upon, among other things, the species mix and quality of the inventory harvested and the market dynamics affecting the region. Most of the timber on the Timberlands is softwood, which, due to its long fiber, strength, flexibility and other characteristics, is generally preferred over hardwood for construction lumber and plywood. Once processed, sawlogs are suitable for use as structural grade lumber, appearance grade boards, plywood and laminated veneer and can also be manufactured for such end uses as window trim, molding and door jambs. During 2002, sawlogs, stumpage sales and timber deed sales accounted for approximately 47%, 0% and 34%, respectively, of the Company's revenue. Chips, which can be used to make hardboard or pulp, and seedlings combined accounted for 3% of the Company's revenues in 2002. There were property sales in 2002 of $5.8 million, compared to 2001 property sales of $0.0 million.

         The Company's customers include numerous unaffiliated operators of conversion facilities. Since its acquisition of the Klamath Falls Timberlands in August 1996, the Company has sold logs and chips from such timberlands to over 25 different customers. Concurrent with the Weyerhaeuser Acquisition, USTK arranged for Collins, a privately owned forest products company located within the Klamath Falls Timberlands, to purchase Weyerhaeuser's Klamath Falls mill facilities. At such time, the Company entered into the Collins Supply Agreement, a 10-year log supply agreement with Collins providing for purchase by the plywood mill and delivery by the Company of a minimum of 34 MMBF of logs each year at market prices. In the fourth quarter of 2001, the Collins Supply Agreement was cancelled by mutual agreement as a result of the closure of the Collins Klamath Falls Plywood Mill in Klamath Falls. In 2002, sales to Boise Cascade, Crown Pacific, Timber Products, and Scott Timber accounted for approximately 55% of the Company's revenue. No other single non-affiliated customer accounted for more than 6% of the Company's net revenues for 2002. Although the loss of one or more of such customers or other significant customers could have a material adverse effect on the Company's results of operations, the Company believes that the capacity for processing wood fiber in the Company's markets currently is in balance with the supply and that, therefore, such customers could be replaced with some additional freight costs. There are currently more than 20 primary conversion facilities located within a 150-mile radius of the Company's Timberlands.

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

Competition

         Due to transportation costs, domestic conversion facilities in the Pacific Northwest tend to purchase raw materials within relatively confined geographic areas, generally within a 200-mile radius. It is generally recognized that log suppliers such as the Company provide their market with a commodity product. The Company and its competitors all benefit from the same competitive advantages in the region--namely, close proximity to numerous mills, and positive demographic trends of the Pacific Northwest and the West Coast. Therefore, the Company and its competitors are currently able to sell all the logs they are able to produce at a market clearing price although this price has been adversely affected by international competition. Additional competitive factors within a market area generally will include species and grade, quality, ability to supply logs which consistently meet the customers' specifications and ability to meet delivery requirements. The Company believes that it has a reputation as a stable and consistent supplier of well merchandised, high-quality logs. The Company has no conversion facilities and therefore does not compete with its customers for logs. The Company believes that this gives it an advantage over certain of its competitors that also own conversion facilities.

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

         The Company believes that it competes successfully in the timber business for the following reasons: (i) the Company has substantial holdings of timber properties which include approximately 0.9 BBF of merchantable, good quality timber, approximately 121,000 acres of plantation timberland and a full-scale seed orchard and nursery operation located in a region where conversion facilities have been experiencing shortages in the supply of wood fiber; (ii) the Company focuses on owning timberlands rather than operating conversion facilities, which minimizes the Company's cost structure and capital expenditures, allows the Company to seek the most favorable markets for its timber rather than being committed to supply its own facilities, and ensures that the Company will not compete with its customers; (iii) the Company's lean operating structure allows it to efficiently manage its Timberlands, and should enable it to acquire additional timberlands without commensurate increases in overhead; and (iv) the Company's computerized geographic information system ("GIS") enables the Company to evaluate the optimal timing and patterns of the harvest of its Timberlands and evaluate and integrate acquisitions of additional timberlands.

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

         The Company's policy is to ensure that every acre harvested is reforested in order to enhance the long-term value of its timberlands. Based on the geographic and climatic conditions of a given harvest site, harvested areas may be regenerated naturally, by leaving mature trees to reseed the area, or replanted with seedlings. Natural regeneration methods are widely used on approximately 40% of the Company's harvested land. Approximately 33% of the Timberlands acreage currently consists of Plantations. The Company expects to convert an average of 14,000 acres of natural stands per year over the next three years to Plantations. The seed orchard produces seed from trees selected because they were the best genotype in their respective environments. During 2002, the Company planted approximately 3.9 million seedlings and expects to plant 4.3 million seedlings in 2003. The Company uses the seed collected from its orchard (representing approximately 90% of seedlings planted) to grow trees with desirable traits such as superior growth characteristics, good form and disease resistance, resulting in greater wood volume over a rotation than that generated by naturally regenerated seedlings. The seedlings are grown in the Company's nursery, which uses seeds from the Company's seed orchard, which was established by Weyerhaeuser in 1973.

Geographic Information System ("GIS")

         The GIS is a computer software program that the Company acquired from Weyerhaeuser as part of the Klamath Falls Acquisition. The GIS data, which has been compiled over a period of at least five years, includes detailed topographical field maps for every stand within the Timberlands, setting forth the characteristics, including age, species, size and other characteristics for the timber growing on each stand. Using the data in the GIS, the Company can use a computer model to "grow" the timber over time, enabling it to generate long-term harvest plans and to update its inventory annually. To maintain the integrity of the data in the GIS, the Company performs a detailed ground survey of the remaining timber inventory on a tract after each harvest and updates the data in the GIS for that tract. With the aid of the GIS, the Company is able to actively manage the Timberlands, track its inventory and develop site-specific harvest plans on multiple scales, adding additional layers of detail, such as the location of roadways or wildlife nesting areas, as required. The GIS also permits the Company to analyze the impact that new legislation may have on its Timberlands by inputting the proposed constraints imposed by such legislation in light of the particular field characteristics of its Timberlands. The Company believes the GIS may be used to the Company's advantage to evaluate potential acquisition opportunities.

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

         Based on the 2002 survey year, there were approximately 71 bald eagle sites on the Klamath Falls Timberlands. The Company observes harvesting restrictions around the eagle sites. Due in part to efforts of the Company and its Predecessor, the bald eagle is expected to be removed from the endangered species list in the near future.

         In addition, the Company conducts surveys to determine the presence of northern spotted owls. The surveys have been conducted every year in order to
(i) meet the regulatory requirements for timber harvest and other management activities, (ii) monitor existing sites and determine the current status of such sites, (iii) determine if areas identified as containing suitable habitat are supporting owls and (iv) investigate other spotted owl or other species sightings. The most recent of such surveys was completed in August 2002, and identified approximately 29 northern spotted owl sites affecting the Klamath Falls Timberlands, three of which are located, totally, on the Klamath Falls Timberlands.

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

Employees

         As of March 15, 2003, the Company had 29 employees, including employees of the General Partner that manage the business of the Company. The employees are not unionized, and the Company believes that its employee relations are good. All of the silvicultural activities on the Timberlands and the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company.

Item 2. Properties

Timber Inventory

         The Company currently owns and manages approximately 364,000 fee acres of timberland and cutting rights on approximately 13,000 acres of timberland containing total merchantable timber volume estimated as of January 1, 2003 to be approximately 0.9 BBF in Oregon east of the Cascade Range. A merchantable tree is a tree of sufficient size that will produce a sound log 16 feet in length and at least 4.6 inches in diameter, inside bark, at the small end. The Company's merchantable timber inventory consists of a substantial percentage of premium species of softwood, consisting of Ponderosa Pine and Douglas Fir, species which have historically commanded premium prices over other softwood species, as well as Lodgepole Pine, White Fir and other species. The Company believes that the Timberlands are suitable for current operations.

         The Timberlands have stands of varying sizes and ages and are unique in the forests east of the Cascade Range in Oregon in that approximately 121,000 acres of the 364,000 acre total consist of actively managed Pine Plantations with stands ranging in age from one to 42 years. The Plantations are stocked with high quality Ponderosa Pine (approximately 78%) and Lodgepole Pine (approximately 22%). Initial thinning of the Plantation stands, including the thinning of commercial quantities of merchantable timber, is expected to begin within the next three years. See "The Timberlands--Harvest Plans."

Merchantable Timber Inventory by Species

         The Company maintains data regarding the estimated merchantable timber inventory by species within the Timberlands. All volume estimates are based on information developed by Company personnel. As of January 1, 2003, the total timber inventory amounted to 0.9 BBF. The Company's combined timber inventory by MMBF and percentage is Ponderosa Pine (383 (44%)), Lodgepole Pine (170 (20%)), White Fir (157 (18%)), Douglas Fir (124 (14%)) and other species (35 (4%)). Other species include Cedar, Sugar Pine, Western Larch and Grand Fir.

Size and Species Distribution of Merchantable Timber

         The Company's Timberlands are diversified by species mix and, to a lesser extent, by size distribution. Timber on the Timberlands generally reaches merchantable size between 40 and 50 years in natural stands and between 25 and 35 years in the Plantations. The Company maintains data as to the estimated volume distribution of merchantable timber on the Timberlands by species and by diameter at breast-height ("DBH"). As of January 1, 2003, approximately 211 MMBF, or 24%, of the merchantable timber, had a DBH of 16 or more inches.

Acreage Distribution by Age Class on Plantations

         The Company also maintains data as to the acreage distribution of timber on the Plantations by age class. As of January 1, 2003, the Plantations totaled 121,000 acres. Of the total acreage, 64,000 acres range from 1 to 15 years of age, 27,000 acres range from 16 to 25 years of age, and 30,000 acres are 26 years of age or older.

Item 3. Legal Proceedings

On April 25, 2002, the Company announced that several purported class action lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle against the Company, the general partner of the Company and the board of directors of the general partner alleging, among other things, breach of fiduciary duty and self-dealing by the general partner and the board in connection with the going private transaction. The lawsuits sought to enjoin the going private transaction, to rescind the going private transaction if it is consummated, and to recover damages and attorney's fees. The lawsuits also named the Company as a defendant.

On July 12, 2002, the Company was notified that all of the purported class action lawsuits were consolidated into one class action lawsuit by the Court of Chancery of the State of Delaware.

On October 17, 2002, the Company announced that it had reached a tentative settlement of the purported class action lawsuits, subject to court approval and other customary conditions. The settlement provided, among other things, for an increase in the consideration provided in the offer to purchase the common units to $3.00 per unit. On December 12, 2002 the parties executed a Stipulation of Settlement which the Court of Chancellery approved as a settlement at a hearing on January 30, 2003.

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

Management and its counsel are still reviewing the facts of the injury claims and it is too early to assess its effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the Company's Unitholders during the fourth quarter of 2002.

                                     PART II

Item 5. Market for Registrant's Common Units and Related Security Holder Matters

         The Common Units are listed and traded on the OTC Bulletin Board under the symbol "TIMBZ." The Common Units began trading on November 14, 1997, at an initial public offering price of $21.00 per Common Unit. As of December 31, 2002, there were approximately 4,600 record holders of the Company's Common Units and four record holders of the Company's Subordinated Units. There is no established public trading market for the Company's Subordinated Units.

 The following table sets forth the high and low closing sales prices for the Common Units on Nasdaq:

                                                       Common Unit Price Range
                                                      ------------------------
                                                      High              Low
                                                      ------------------------
First Quarter 2001 .........................          8.50              7.13
Second Quarter 2001 ........................          8.48              5.20
Third Quarter 2001 .........................          5.92              2.68
Fourth Quarter 2001 ........................          2.90              1.59
First Quarter 2002 .........................          2.04              1.68
Second Quarter 2002 ........................          2.51              1.15
Third Quarter 2002 .........................          1.35              0.70
Fourth Quarter 2002 ........................          2.85              0.73
First Quarter 2003 .........................          2.99*             2.75*

         *These are over-the-counter market quotations which reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

         The Operating Company did not meet the fixed charge coverage tests at December 31, 2002 and is therefore not permitted to make any cash distributions to the Company. Accordingly, the Company is not able to make distributions to its Unitholders.

Issuance of Unregistered Securities

         The Company did not conduct any unregistered offering of its securities in 2002.

Item 6: Selected Financial Data

        The financial information set forth below for each of the indicated years is derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes included with this report and previously filed with the Securities and Exchange Commission. .

                                                                            U.S. Timberlands
                                                     --------------------------------------------------------
                                                     2002        2001         2000         1999         1998
CASH FLOWS AND OTHER DATA
   (IN MILLIONS):
Modified EBITDDA (2) ........................     $  12.8     $  23.2      $  49.3      $  50.6      $  44.2
Additions to timber and timberlands .........         3.1         5.6          2.3          1.0          0.6
Cash flow from operating activities .........         3.2         9.2         28.9         25.5         18.5
Cash flow (used in) investing
   activities ...............................        (3.3)       (4.7)        (2.3)        (1.3)        (0.6)
Cash flow from (used in) financing
   activities ...............................          --        (6.6)       (26.2)       (26.2)       (23.7)

OPERATING STATEMENT DATA
   (IN MILLIONS EXCEPT PER
   UNIT AMOUNTS):
Revenues (1) ................................        49.5        54.6         75.6         77.0         71.3
Depreciation, depletion and road
   amortization (1) .........................        27.5        37.3         28.8         23.3         21.9
Fire loss ...................................         0.6           -            -            -            -
Cost of timber and property sales (1) .......         7.3           -          2.6           --          5.9
Operating income (loss) (1) .................       (21.9)      (14.1)        17.9         27.2         16.3
Income (loss) before extraordinary
   items ....................................       (44.1)      (36.6)        (4.1)         6.4         (6.4)
Income (loss) before general partner
   and minority interest ....................       (44.1)      (36.6)        (4.1)         6.4         (6.4)
PER UNIT DATA :
Basic and diluted net income (loss) per unit:
   Common ...................................       (3.37)      (2.79)       (0.31)        0.48        (0.49)
   Subordinated .............................       (3.37)      (2.79)       (0.31)        0.48        (0.49)
BALANCE SHEET DATA (AT
   PERIOD END, IN MILLIONS):
Working capital .............................        (1.6)       (1.7)         2.0          2.4          1.4
Total assets ................................       211.0       254.4        300.9        327.7        350.7
Long-term debt (3) ..........................       225.0       225.0        225.0        225.0        225.0
Equity (deficiency) .........................       (19.4)       24.4         67.1         97.2        116.9
OPERATING DATA (UNAUDITED):
Log, stumpage and timber deed sales
   volumes (MMBF) (1) .......................       204.8       250.7        243.7        187.3        144.5
Property sales volumes (MMBF) (1) ...........         3.5          --         13.6           --         26.6

(1) Revenues in 2002 consist of $42.3 million of log, stumpage and deed sales, $5.8 million of timber and property sales and $1.5 million of by-products and other sales. Revenues in 2001 consist of $54.1 million of log, stumpage and deed sales, $0.0 million of timber and property sales and $0.4 million of by-products and other sales. Revenues in 2000 consist of $72.3 million of log, stumpage and deed sales, $2.8 million of timber and property sales and $0.6 million of by-products and other sales. Revenues in 1999 consist of $76.6 million of log and stumpage sales and $0.4 million of by-products and other sales. Revenues in 1998 consist of $63.6 million of log and stumpage sales, $6.3 million of timber and property sales and $1.4 million of by-products and other sales.

(2) Modified EBITDDA is defined as operating income plus depreciation, depletion, and road amortization and cost of timber and property sales. Modified EBITDDA should not be considered as an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. Modified EBITDDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Company's ability to make the Minimum Quarterly Distribution. In addition, Modified EBITDDA does not necessarily represent funds available for management's discretionary use as it is calculated prior to debt service obligations and capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) See discussion of long-term debt at Note 7 of the Notes to Consolidated Financial Statements.

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

Supply and Demand Factors

Supply

         The supply of logs available for purchase has been most affected in recent years by significant reductions in timber harvested from public timberlands, principally as a result of efforts to preserve the habitat of certain endangered species, as well as a change in the emphasis of government policy toward habitat preservation, conservation and recreation and away from timber management. Since the early 1970s, environmental and other similar concerns and governmental policies have substantially reduced the volume of timber under contract to be harvested from public lands. The pace of regulatory activity accelerated in the late 1980s. The resulting supply decrease caused prices for logs to increase significantly, reaching peak levels during 1993. Prior to 1998, the low supply of timber from public lands, which is expected to continue for the foreseeable future, benefited private timber holders such as the Company through higher stumpage and log prices. Since 1998, the strength of the U.S. dollar has decreased exports and increased imports and has equalized the supply and demand equation and contributed to the general downward trend of prices. Certain market conditions for finished products have also negatively impacted stumpage and log prices in 2002.

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

Demand

         Changes in general economic and demographic factors, including the strength of the economy, unemployment rates and interest rates for home mortgages and construction loans, have historically caused fluctuations in housing starts and, in turn, demand and prices for lumber and commodity wood products. United States housing starts for 2002 were up slightly from 2001 levels, however, lumber prices were generally depressed by an increase in imported lumber. Because of the growth of the home center distribution business, the repair and remodeling markets have become a significant factor in terms of the demand for lumber and commodity wood products and have dampened the wide fluctuations that occurred when new housing starts were the primary factor. Prices for Pine species, primarily Ponderosa Pine, reached a peak in the spring of 1993 and as a result attracted imports of Radiata Pine from New Zealand and Chile. Given the strong, growing economy of the past several years, domestic markets have been able to absorb the increasing quantities of imported Radiata Pine lumber. With the slowing of our domestic economy, decreasing demand for repair and remodeling markets and over supply of finished products in the industry, the level of imports has had a negative impact on pricing for Pine lumber. The demand for logs in the United States is also affected by the level of lumber imports. In response to increasing lumber imports from Canada, the United States and Canada signed an agreement in 1996 which restricted the availability of Canadian softwood lumber in the United States. The Company believes that this agreement, which expired on March 31, 2001, has not had a material impact on the price or demand for logs in the United States. The United States and Canada are presently negotiating a new softwood lumber agreement even though a 30% tariff has been imposed on Canadian softwood lumber. The long term effect of not having an agreement or having a new agreement is uncertain.

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

Application of Critical Accounting Policies

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements included herein.

Company has not adopted any new accounting policies during the year ended December 31, 2002 that significantly impact its financial statements.

Among the significant judgments made by management in the preparation of the Company's financial statements are the determination of the allowance for doubtful accounts and the rates of depletion applicable to the Company's merchantable timber. These determinations are made periodically in the ordinary course of accounting.

Current Market Conditions

         Log prices in the first quarter of 2002 were down 3% from the fourth quarter of 2001. During the second quarter prices improved by 2% and remained at these levels during the third and fourth quarters.

         The average log price in 2002 was down by 8% from 2001 to $321/MBF from $349/MBF. This downward trend has continued for three years with average prices decreasing from $393/MBF to $321/MBF. In 2002, realizations from Timber Deeds decreased to $152/MBF from $160/MBF in 2001.

Results of Operations

         The following table sets forth sales volume for each of 2002, 2001 and 2000 from the sale of logs, stumpage and timber deeds by thousand board feet ("MBF") and price per thousand board feet and the sales of property

                Sales Volume (MBF)              Price Realization (MBF)
             ------------------------         --------------------------
                                                 Timber                            Timber  Timberland
     Period                 Logs    Stumpage     Deeds        Logs      Stumpage    Deeds   Sales ($000)
     ------                 ----    --------     -----     ----------   --------    -----   ------------
2002

Year ended 12/31           74,612      --         130,161     $ 330        --      $ 135    $  5,763
4th Quarter                31,015      --          19,159     $ 324        --      $ 174    $  4,700
3rd Quarter                23,998      --          20,189     $ 329        --      $ 186       1,063
2nd Quarter                14,575      --          88,480     $ 341        --      $ 114         --
1st Quarter                 5,024      --          2,333      $ 349        --      $ 169         --

2001

Year ended 12/31           74,640      --         176,105     $ 349        --      $ 160
4th Quarter                15,827      --          48,838     $ 361        --      $ 158
3rd Quarter                27,984      --          83,899     $ 347        --      $ 173
2nd Quarter                 9,890      --          28,624     $ 313        --      $ 138
1st Quarter                20,939      --          14,744     $ 357        --      $ 133

2000

Year ended 12/31           96,112      503       147,083     $ 393       $379    $ 246     $ 2,773
4th Quarter                38,922      --         57,844     $ 382        --     $ 174     $ 2,773
3rd Quarter                22,718      --         29,501     $ 372        --     $ 189         --
2nd Quarter                13,908      --         51,037     $ 432        --     $ 346         --
1st Quarter                20,564      503        8,701      $ 425       $379    $ 325         --

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Revenues. Revenues decreased $5.1 million, or 9%, from $54.6 million in 2001 to $49.5 million in 2002. The decrease is primarily attributable to a decrease in log sales of $1.4 million and a $10.5 million decrease in stumpage sales and deed sales. These decreases were offset by property sales in 2002 of $5.8 million, compared to $0.0 million in 2001. Chip and by-product revenues were also higher by $1.0 million in 2002 compared to 2001. To meet its working capital requirements, the Company harvested and sold logs and timber deeds in 2002 at rates in excess of the estimated current annual board footage growth on the Timberlands.

         Log sales for 2002 were $24.7 million on volumes of 74,612 MBF, compared to log sales of $26.0 million on volumes of 74,640 in 2001. The average log sales price for 2002 was $330 compared to an average log sales price of $349 in 2001, a 5% decrease, reflecting weaker markets for the Company's log sales.

         Timber deed sales for 2002 were $17.6 million on volumes of 130,162 MBF, compared to timber deed revenue of $28.1 million on volumes of 176,105 MBF in 2001. The average timber deed sales price per MBF for 2002 was $135 compared to an average timber deed sales price of $160 in 2001, a 16% decrease. The significant decrease in timber deed sales realization is due to overall declines in market conditions, as well as a change in the timber mix being sold in timber sales.

         There were no stumpage sales for 2002 and 2001. The reduction in stumpage volumes is a result of the Company's strategic decision to utilize log sales and timber deed sales as its primary source of revenue.

         The Company had revenue from two property sales in 2002 of $5.8 million, compared to $0.0 million in revenue from timber and property sales during 2001.

         Gross Profit. Gross profit decreased along with revenues by $3.9 million from $0.6 million in 2001 to -$3.3 million in 2002 and gross margin decreased from 1% in 2001 to -6% in 2002. The decrease in gross margin was primarily from four factors. First, contracted log and haul costs on a per MBF basis were higher during 2002 as compared to 2001 due to longer hauls for delivered logs. Second, the Company's timber deed sales were composed of a different value grade mix as compared to 2001. Third, in 2002 the Company incurred a fire loss of $0.6 million. Finally, continued declines in the timber markets have resulted in lower realizations on delivered log and stumpage values. Depletion, depreciation and road amortization decreased from $37.3 million in 2001 to $27.5 million in 2002 due primarily to decreased volume of timber sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.5 million in 2002, compared to selling, general and administrative expenses of $8.3 million in 2001. Within selling, general and administrative, most categories of expenses were down. Salaries, wages and benefits were down $0.3 million due to positions that were vacant for a portion of the year and professional services were down $0.2 million compared to 2001. Those decreases were partly offset by increases in insurance expense of $0.1 million.

         Equity in Net Income (Loss) of Affiliate. The equity in net loss of affiliate was $11.0 million during 2002 as compared to equity in net loss of affiliate of $6.4 million in 2001. The losses in 2002 and 2001 reflect the Company's share of losses absorbed from its common and preferred investment in U.S. Timberlands Yakima, LLC. See "Investment in Affiliate" included in Note 9 of the Financial Statements for an explanation of the preferred and common investments in U.S. Timberlands Yakima, LLC.

         Interest Expense. Interest expense was $21.7 million in 2002 and $22.0 million in 2001 consisting primarily of interest expense on the Company's $225.0 million of Senior Notes.

         Other Income (Expense), net. Other income, net, was $0.2 million for 2002, compared to $0.1 million for 2001, representing an increase in income of $0.1 million.

         Cash Flow From Operations. During 2002, cash flow from operations decreased $5.9 million or 65% compared to 2001, primarily because of a $7.6 million increase in net loss.

Partners' Capital

         During 2002, the limited partner interest in the Company declined $43.4 million from $24.2 million to -$19.2 million. This decline was the result of the limited partners' share of the Company's net loss of $43.8 million in 2002. The General Partner interest in the Company also declined during 2002 reflecting its share of the Company's net loss for 2002. The Company anticipates that partners' capital will continue to decline given current operating conditions.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000


         Revenues. Revenues decreased $21.0 million, or 28%, from $75.6 million in 2000 to $54.6 million in 2001. The decrease is primarily attributable to a decrease in log sales of $11.8 million and a $6.4 million decrease in stumpage sales and deed sales, and the fact that the Company had a $2.8 million dollar timber and property sale in 2000. To meet its working capital requirements, the Company harvested and sold logs and timber deeds in 2001 at rates in excess of the estimated current annual board footage growth on the Timberlands.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.3 million in 2001, consistent with selling, general and administrative expenses of $8.4 million in 2000. Within selling, general and administrative, most categories of expenses were down. Salaries and wages were down $1.0 million due to the elimination of the annual bonuses of $0.6 million, management positions that were vacant for a portion of the year of $0.2 million, and a settlement with previous employee of $0.2 million in 2000. Those decreases were offset by increases in professional services of $1.2 million over 2000, relating to the cost of advisors retained by the independent committee formed to evaluate the going private transaction.

         Equity in Net Income (Loss) of Affiliate. The equity in net loss of affiliate was $6.4 million during 2001 as compared to equity in net income of affiliate of $2.0 million in 2000. The loss in 2001 reflects the Company's share of losses absorbed from its common and preferred investment in U.S. Timberlands Yakima, LLC and the income in 2000 reflects the recapture of $0.6 million in losses previously absorbed by its preferred investment in U.S. Timberlands Yakima, LLC and the Company's accrued return of $1.4 million on its preferred investment See "Investment in Affiliate" included in Note 9 of the Financial Statements for an explanation of the preferred and common investments in U.S. Timberlands Yakima, LLC.

         Interest Expense. Interest expense was $22.0 million in 2001 and $21.9 million in 2000 consisting primarily of interest expense on the Company's $225.0 million of Senior Notes.

         Other Income (Expense), net. Other income, net, was $0.1 million for 2001, compared to $0.2 million for 2000, representing a decrease in income of $0.1 million.

         Cash Flow From Operations. During 2001, cash flow from operations decreased $19.7 million or 68% compared to 2000, primarily because of a $32.1 million decrease in net income.

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

Liquidity and Capital Resources

         The Company's primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. As of December 31, 2002, the Company had a cash balance of $1.0 million and had $1.6 million working capital deficit.

         Operating Activities. Cash flows provided by operating activities in 2002 were $3.2 million, compared to cash flows provided by operating activities of $9.2 million in 2001. The $5.9 million decrease in cash flows provided by operating activities was primarily attributable to a $7.6 million increase in net loss.

         Investing Activities. Cash flows used in investing activities were $3.3 million in 2002, as compared to cash flows used in investing activities of $4.7 million during 2001 principally for reforestation, timber acquisitions and road additions in each year.

         Financing Activities. Cash flows used in financing activities were $0.0 and $6.6 million in 2002 and 2001. During 2002 and 2001, the Company paid $0.0 and $6.6 million in distributions to Unitholders, General Partner and minority interest. Beginning in the second quarter of 2001, the Company ceased making distributions to its Unitholders.

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

         The indenture governing the Notes (the "Indenture") contains various affirmative and restrictive covenants applicable to the Operating Company and its subsidiaries, including limitations on the ability of the Operating Company and its subsidiaries to, among other things, (i) incur additional indebtedness (other than certain permitted indebtedness) unless the Operating Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 2.25 to 1.00, and (ii) make distributions to the Company, make investments (other than permitted investments) in any person, create liens, engage in transactions with affiliates, suffer to exist any restrictions on the ability of a subsidiary to make distributions or repay indebtedness to the Company, engage in sale and leaseback transactions, enter into a merger, consolidation or sale of all or substantially all of its assets, sell assets or harvest timber in excess of certain limitations or engage in a different line of business. Under the Indenture, the Operating Company will be permitted to make cash distributions to the Company so long as no default or event of default exists or would exist upon making such distribution (a) if the Operating Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is greater than 1.75 to 1.00, in an amount, in any quarter, equal to Available Cash (as defined in the Indenture) for the immediately preceding fiscal quarter or (b) if the Operating Company's Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.75 to 1.00, in an aggregate amount not to exceed (i) $7.5 million less the aggregate of all restricted payments made under this clause (b)(i) during the immediately preceding 16 fiscal quarters (or shorter period, if applicable, beginning on the issue date of the Notes), plus (ii) the net proceeds of certain capital contributions (including the sale of Units) received by the Company. The Operating Company did not meet the fixed charge coverage tests at December 31, 2002 and is therefore not permitted to make any cash distributions to the Company. Accordingly, the Company is not able to make distributions to its Unitholders.

         The Indenture also contains restrictions on the amount of timber that may be harvested based on a limit of 150%, 140%, 130% and 120% of 125 MMBF, adjusted for various acquisitions, dispositions and adjustments, averaged over a one, two, three and four year period, respectively. In 2002, because of the accelerated harvesting during the fourth quarter 2002 of salvage timber resulting from the Toolbox Fire, the operating company exceeded the allowable four year harvest by 6.9 MMBF and, as required under the Indenture has placed $662 thousand in a restricted account only to be used in ways prescribed in the Indentures.

Affiliate Credit Facility

         The Company had a credit facility with an affiliate of the General Partner (the "Affiliate Credit Facility") consisting of a revolving line of credit of up to $12.0 million. Borrowings under the Affiliate Credit Facility bore interest at the prime lending rate as published in the Wall Street Journal plus applicable margin, which was based on the Company's leverage ratio. The Affiliate Credit Facility expired, by its terms, at the end of April 2002. The Company is seeking to replace the Affiliate Credit Facility with a working capital facility from an unaffiliated third party. However, there can be no assurance that the Company will be able to obtain a working capital credit facility in amounts sufficient to fund its working capital needs from a traditional commercial lender. The Company and the affiliated lender have also initiated discussions with respect to a further extension of the credit facility on terms comparable to those that would be obtained from an unaffiliated financing source. While the Company continues to seek a credit facility from an unaffiliated source, affiliated lenders have made short term advances to the Company, payable on demand to the affiliates, at an annual interest rate of 10%. The affiliate has made no commitment to continue lending funds to the Company, and each request is reviewed on a case by case basis.

Capital Expenditures/Cash Distributions

         Capital expenditures in 2002 totaled $3.3 million. The Company purchased timber cutting rights from its affiliate for approximately 12.0 MMBF of timber for $1.3 million. The remaining $2.0 million in capital expenditures were mainly in the nature of land management/silviculture costs. Capital expenditures were financed through cash flow generated by operations. As the Company does not currently own and does not plan to own manufacturing facilities, and all logging is subcontracted to third parties, it is anticipated that capital expenditures in the future will not be significant and will consist mainly of land management/silviculture expenditures. It is currently anticipated that the Company will not maintain significant log inventories, although small log inventories may be maintained for a short period of time, or incur material capital expenditures for machinery and equipment. The Company anticipates that capital expenditures will be approximately $1.4 million in 2003 consisting primarily of capitalized silviculture costs and miscellaneous equipment purchases.

         Cash required to meet the Company's debt service will be significant. To meet its working capital requirements, the Company has been selling logs and making timber sales at a rate in excess of the General Partner's estimate of the current annual board footage growth on the Company's timberlands. The debt service and, prior to the first quarter of 2001, quarterly cash distributions have been funded from operations and borrowings. Given projected volumes for sales of logs and timber, estimated current board footage growth on the timberlands and the harvest restrictions in the Notes, unless prices improve, costs are reduced, new markets are developed or the Company makes accretive acquisitions, the Company does not expect to make cash distributions. The Company continues to evaluate means to improve cash flows, including the factors mentioned above. There can be no assurance that prices will improve or that the Company will be able to take any of these actions and it is unlikely prices will improve or any of these actions will take effect within a short-term horizon. Although the Company has been approached recently regarding certain debt restructuring scenarios, discussions have been very preliminary and it is premature to access the likelihood of pursuing any such scenario or other material transaction.

Effects of Inflation

         Prices for the Company's stumpage and logs may be subject to sharp cyclical fluctuations due to market or other economic conditions, including the level of construction activity, but generally do not directly follow inflationary trends. Costs of forest operations and general and administrative expenses generally reflect inflationary trends.

Recent Developments

      On October 17, 2002, the Company announced that it had signed a definitive agreement to be acquired by an acquisition company formed by a group led by senior management. The definitive agreement contemplates a cash tender offer for 100% of the outstanding common limited partnership units not already owned by the acquisition entity or its affiliates for $3.00 per unit in cash, followed by a merger of the acquisition company with and into the Company, pursuant to which each common limited partnership unit not already owned by the acquisition entity or its affiliates would be converted into the right to receive $3.00 per unit in cash. The tender offer commenced on November 19, 2002 and was completed on March 6, 2003. Pursuant to the tender offer, approximately 71% of the Company's common units were tendered. The acquisition group therefore controls about 87% of the outstanding common units. The remaining common units not purchased in the tender offer will be acquired by the acquisition group in a merger that is expected to be completed in the second quarter of 2003.

Recent Accounting Standards

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. SFAS 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in fair value of the derivative will either be offset against the changes in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Although the Company had no outstanding derivative positions at December 31, 2001, it absorbed a loss of approximately $146 from its allocable share of the effect of the adoption as of January 1, 2001 of SFAS 133 by its affiliate, U.S. Timberlands Yakima, LLC, to reduce the carrying value of an interest rate cap agreement to its fair value.

In August 2001, the Financial Accounting Standards Board, (FASB), issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, for the disposal of a segment of a business. Adoption of SFAS No. 144 by the Company as of January 1, 2002 did not significantly impact its financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" as an amendment to SFAS No. 123 by introducing two additional conversion methods when converting to the fair value based method from the intrinsic value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income (loss) of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. The disclosure provisions are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company follows the intrinsic value method of accounting for stock-based employee compensation, but will continue to evaluate the benefits of a voluntary change to the fair value based method.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable interest Entities" which is an interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements". FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when It has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46 are required to be applied by the Company no later than July 1,2003, and would require the Company to consolidate the financial statements of U.S. Timberlands Yakima, LLC ("UST"} its unconsolidated affiliate which is presently being accounted for on the equity method (see Notes 3 and 9). If the Company had consolidated USTY beginning January 1, 2002, there would have been no effect on the Company's net loss for the year ended December 31, 2002, however revenues would have increased by $6,157, expense would have increased by $ $17,203 and the $11,046 equity in net loss of affiliate would be eliminated. In addition, although there would. be no change in Partners Capital/(Deficiency), total assets would increase by approximately $106,000, principally representing timber and timberlands, and total liabilities would increase by approximately $106,000 including $96,053 of long-term debt at December 31,2002. Such long-term debt is collateralized by all of the USTY asssts and the debt holder does not have recourse to the Company. The Company's maximum exposure to loss as a result of its involvement with USTY is limited to its investment in USTY, which amounts to $38,881 at December 31, 2002.


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

         None of the listed directors or executive officers, to the best knowledge of the foregoing, has been convicted in a criminal proceeding or is named subject of a pending criminal proceeding (including traffic violations and other minor offenses) or has been party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to federal or state securities laws, or a finding of any violation of federal or state securities laws.

Directors, Executive Officers and Key Employees of the General Partner


         The following table sets forth certain information with respect to the members of the Board of Directors of the General Partner, its executive officers and certain key employees. Executive officers and directors are elected for one-year terms.

      Name           Age           Position with General Partner
      ----           ---           -----------------------------

John M. Rudey        59    Chairman, Chief Executive Officer, President and
                           Director (1)
Aubrey L. Cole       79    Director (2)

George R. Hornig     48    Director (3)

William A. Wyman     64    Director (4)

Alan B. Abramson     57    Director (5)

Robert F. Wright     77    Director (6)

Thomas C. Ludlow     56    Vice President and Chief Financial Officer

Martin Lugus         62    Vice President, Timberland Operations

Robert B. Longo      49    Corporate Controller

Walter L. Barnes     60    Assistant Vice President, Harvesting

Robert A. Broadhead  51    Assistant Vice President, Acquisitions & Development

Christopher J. Sokol 53    Assistant Vice President, Forestry

Travis A. Huntley    56    Assistant Vice President, Marketing

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

(3) Member of the Executive, Audit, Finance (Chairman) and Compensation Committees.

(4) Member of the Audit (Chairman), Conflicts (Chairman), Compensation , LTIP and Independent Committees.

(5) Member of the Audit, Conflicts, Compensation (Chairman), LTIP and Independent Committees.

(6)  Member of the Nominating, Finance and LTIP (Chairman) Committees.

         John M. Rudey serves as Chairman, Chief Executive Officer, President and as a Director of the General Partner, having been elected to the Board in September 1996. Mr. Rudey also serves as the Chairman and Chief Executive Officer of Holdings since September 1997. Since 1992, Mr. Rudey has served as Chief Executive Officer of Garrin Properties Holdings, Inc., a private investment company that manages and advises investment portfolios principally concentrated in the timber and forest products industries and in real estate.

         Aubrey L. Cole serves as a Director of the General Partner, having been elected to the Board in September 1996. Since 1989, Mr. Cole has been a consultant for Aubrey Cole Associates, a sole proprietorship which provides management consulting services and makes investments. From 1986 to 1989, Mr. Cole was the

Vice Chairman of the Board and Director of Champion International Corporation (a publicly traded forest products company) and from 1983 to 1993, Mr. Cole was the Chairman of Champion Realty Corporation (a land sales subsidiary of Champion International). From 1998 to 2001, Mr. Cole served as a Director of Deotexas Inc. (a development stage company).

         George R. Hornig serves as a Director of the General Partner, having been elected to the Board in September 1996. Since 1999, Mr. Hornig has been Managing Director and Chief Operating Officer of Credit Suisse First Boston's Private Equity Division. From 1993 to 1999, Mr. Hornig was an Executive Vice President of Deutsche Bank Americas Holdings, Inc. (the United States arm of Deutsche Bank, a German banking concern) and affiliated predecessor entities. From 1991 to 1993, Mr. Hornig was the President and Chief Operating Officer of Dubin & Swieca Holdings, Inc., an investment management business. From 1988 to 1991, Mr. Hornig was a co-founder, Managing Director and Chief Operating Officer of Wasserstein Perella & Co., Inc. (a mergers and acquisitions investment bank). From 1983 to 1988, Mr. Hornig was an investment banker in the Mergers and Acquisitions Group of The First Boston Corporation. Prior to 1983, Mr. Hornig was an attorney with Skadden, Arps, Slate, Meagher & Flom. Mr. Hornig is also a director of Unity Mutual Life Insurance Company, Forrester Research, Inc., and Veridian Corporation, a defense technology company traded on the New York Stock Exchange.

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

         Robert F. Wright serves as a Director of the General Partner, having been elected to the Board in September 1996. Since 1988, Mr. Wright has served as President and Chief Executive Officer of Robert F. Wright Associates, Inc., a firm making strategic investments and providing business consulting services. Previously, Mr. Wright spent 40 years, 28 years as a partner, at Arthur Andersen & Co. Mr. Wright was a Director of Hanover Direct, Inc. until August 2001, a Director of Quadlogic Controls Corporation until 2001, and a Director of Deotexis, Inc. until mid-2001. Mr. Wright is currently a director of the following companies: Reliance Standard Life Insurance Co. and affiliates (life insurance companies), The Navigators Group Inc. (a property insurance company), Universal American Financial Corp. (an insurance company), CDG Technology Inc. (growth stage systems and suppliers to water utilities), GVA Williams Real Estate Co., Inc. (a real estate company), and U.S.I. Holdings Corporation (a distributor of insurance products).

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

           Robert A. Broadhead serves as Assistant Vice President - Acquisition & Development of the General Partner, a newly created position in 2002 to identify and evaluate properties. From 1996 through 2001, Mr. Broadhead served as Assistant Vice President- Marketing of the General Partner. Prior to joining the General Partner in 1996, Mr. Broadhead was employed by Weyerhaeuser for 20 years and gained additional experience in investing and planning while serving as Planning Manager from 1981 to 1994.

           Robert B. Longo serves as the Corporate Controller of the General Partner, responsible for accounting functions. Prior to joining the General Partner in 2001, Mr. Longo was Chief Financial Officer of Desert Lake Technologies, LLC and The New Algae Company, Inc. From 1980 to 1995, Mr. Longo held various financial and management positions at American Cyanamid Company.

         Travis A. Huntley serves as Assistant Vice President - Marketing of the General Partner, responsible for all log and stumpage sales transactions. Prior to joining the General Partner in 2000, Mr. Huntley was Log Coordinator for Collins Products LLC. Before Collins Products Mr. Huntley was Timber Manager for Medite Corporation and managed 170,000 acres of Timberlands in South Central Oregon.

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

Compliance with Section 16(a) of the Exchange Act

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the General Partner's officers and directors, and persons who own more than 10% of a registered class of equity securities of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the OTC Bulletin Board. Officers, directors and greater than ten percent security holders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

           Based on its review of the copies of such forms received by it, or written representations regarding ownership of the Company's securities, the Company believes that during the fiscal year 2002, all filings required were properly made.

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

           The following table sets forth annual salary, bonus and all other compensation awards and payouts earned by the General Partner's Chief Executive Officer and the four most highly compensated executive officers who earned in excess of $100,000 (the "Named Executive Officers") for services rendered during the fiscal year ended December 31, 2002:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                        Long-Term
                                                     Annual            Compensation
                                                  Compensation           Awards
                                                  ------------           ------

                                                                       Securities
Name and Principal                  Fiscal                              Underlying      All Other
Position                            Year      Salary ($)  Bonus ($)   Options/SARs(#) Compensation
--------                            ----      ----------  ---------   ----------------------------
John M. Rudey                       2002     $463,500    $      --         --             --
   Chairman and                     2001      463,500           --         --             --
   Chief Executive Officer          2000      463,500      256,750         --             --

Thomas C. Ludlow                    2002      225,000            -
   Vice President and               2001      225,000            -
   Chief Financial Officer          2000       80,208       75,000     50,000             --

Martin Lugus                        2002      123,600            -
   Vice President - Timberland      2001      123,600            -
                                    2000      123,600       30,900         --             --

Walter L. Barnes                    2002       97,850            -
   Assistant Vice President         2001       97,850            -
   - Harvesting                     2000       97,850       24,463         --             --

Robert A. Broadhead                 2002       92,700            -
   Assistant Vice President         2001       92,700            -
   - Acquisitions & Development     2000       92,700       23,175         --             --


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

         There were no option grants to the named executive officers during fiscal 2002.

         The following table sets forth certain information with respect to the aggregate number and value of options at the fiscal year-end 2002:

                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                   FISCAL YEAR ENDED OPTION/SAR VALUES

                                                            Number of Securities
                                                           Underlying/Unexercised      Value of Unexercised
                                                              Options/SARs at        In-the-Money Options/SARs at
                         Shares                              December 31, 2002           December 31, 2002
                        Acquired                             ----------------            -----------------
   Name                on Exercise   Value Realized    Exercisable     Unexercisable   Exercisable  Unexercisable
John M. Rudey              --           $--              39,304        117,914        $--         N/A (1)
Thomas C. Ludlow           --           $--              12,500         37,500        $--         N/A (1)
Martin Lugus               --           $--              16,083         48,248        $--         N/A (1)
Walter L. Barnes           --           $--               8,577         25,733        $--         N/A (1)
Robert A. Broadhead        --           $--               8,577         25,733        $--         N/A (1)

(1) At the close of trading on December 31, 2002, the market value of the Common Units was $2.76 per common unit. Since the Unit Options, once exercisable, would be exercisable at a range of $9.813 to $14.750 per unit, the in-the-money computation is inapplicable.

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

Compensation of Directors

         Compensation for Directors of the General Partner covers services rendered for both the Company and the Operating Company. No additional remuneration will be paid to employees who also serve as directors. The independent directors receive $50,000 to $100,000 annually, for which they each agree to participate in four regular meetings of the Board of Directors and four Audit/Conflicts Committee meetings. Each other non-employee director receives $50,000 annually (to be paid in cash or Subordinated Units, as determined by each director), for which they each agree to participate in four regular meetings of the Board of Directors. Each non-employee director will receive $1,250 for each additional meeting in which he participates. In addition, each non-employee director will be reimbursed for his out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees thereof. Each director will be fully indemnified by the Company for his actions associated with being a director to the extent permitted under Delaware law.

         The General Partner has entered into consulting agreements with each of Aubrey Cole Associates (a consulting firm affiliated with Mr. Cole), Robert F. Wright Associates, Inc. (a consulting firm affiliated with Mr. Wright) and Mr. Hornig pursuant to which each such person or firm provides consulting services to the General Partner. Each such agreement provides for an annual retainer of $25,000, plus $150 per hour (with a maximum per diem of $1,200) for services rendered at the request of the General Partner. In addition, for the first half of 2002, the General Partner entered into a consulting agreement with Mr. Wyman that provided for an annual retainer of $50,000 for services rendered at the request of the General Partner. As of July 1, 2002, Mr. Wyman's consulting fees were reduced to zero and were offset by increased director fees. Each consulting agreement will be reviewed annually by a majority of the directors who do not have consulting agreements.

         The Company paid approximately $112,000, $98,000, and $129,000 to the Directors of the General Partner for consulting services during 2002, 2001 and 2000, respectively.

Employment Agreements

         The General Partner has entered into an employment agreement with Mr. Rudey (the "Executive"). The agreement has a term expiring on December 31, 2003, and includes confidentiality and non-compete provisions.

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

Committee Interlocks and Insider Participation in Compensation Decisions

         The Compensation Committee of the General Partner is composed of Messrs. Rudey, Abramson, Wyman, Hornig and Cole. Mr. Rudey also serves as Chairman of the General Partner. Other than Mr. Rudey and Mr. Hornig, none of the members are officers or employees of the Company or the General Partner.

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

         When setting executive officer compensation levels, the Compensation Committee considers a variety of quantitative and qualitative criteria tied to the strategic goals of the Company, such as maintaining the Minimum Quarterly Distribution, and an executive's acceptance of additional responsibility and acquisition activity. The above factors were applied by the Compensation Committee in determining the salary and bonus amounts for all executives, including the CEO.

         The Committee believes that for 2002 the compensation terms for Mr. Rudey, as well as the other executive officers, were clearly related to the realization of the goals and strategies established by the Company.

Performance Table

         The table below compares the total return of the Common Units of the Company (TIMBZ) from November 1997 through December 2002 with the Wilshire 5000 Index (WFKX) and a portfolio (TIMBER) consisting of Boise Cascade Corporation, Plum Creek Timber Co., LP and Crown Pacific Partners, LP. The total shareholder return assumes $1.00 invested at the beginning of the period in the Company's common units, the Wilshire 5000 Index and the TIMBER portfolio. The graph assumes dividends are reinvested.

                 TIMBZ  Wilshire 5000      Timber Index*
December-97       100.0        100.0              100.0
December-98       71.3         123.4              98.7
December-99       61.8         152.5              115.9
December-00       52.0         135.9              111.2
December-01       18.7         138.5              127.5
December-02       22.8         109.6              107.6

 *Timber Index contains:    Boise Cascade Corp.
                            Plum Creek Timber Co., LP
                            (merged with The Timber Company October 2001)
                            Crown Pacific Partners, LP

Item 12. Security Ownership of Certain Beneficial Owners and Management


         The following table sets forth, as of March 15, 2003, the beneficial ownership of Units held by (i) beneficial owners of five percent or more of the Units (ii) directors and executive officers of the General Partner and (iii) all directors and executive officers of the General Partner as a group.

                                                                                Percentage of
                                                      Percentage of  Subordinated Subordinated  Percentage of
                                       Common Units    Common Units     Units        Units       Total Units
                                       Beneficially   Beneficially   Beneficially Beneficially  Beneficially
     Name of Beneficial Owners            Owned          Owned           Owned        Owned          Owned
     -------------------------            -----          -----           -----        -----          -----
U.S. Timberlands Acquisition Co, LLC(1)  6,911,122          71.98%                                    53.9%
U.S. Timberlands Holdings Group, LLC(1)  8,454,002          88.05%     3,211,590      100.0%          91.0%
John M. Rudey(2)                         8,682,306          90.43%     3,211,590      100.0%          92.8%
Thomas C. Ludlow(3)                         12,500               *          --           --              *
George R. Hornig(4)                         39,305               *          --           --              *
Robert F. Wright(5)                        189,000            1.97%                      --             1.5%
Aubrey L. Cole(6)                          189,000            1.97%                      --             1.5%
Alan B. Abramson(7)                         12,500               *          --           --              *
William A. Wyman(8)                         12,500               *          --           --              *
All Directors and Executive Officers
   as a Group (7 persons)                9,137,111          95.16%     3,211,590      100.0%          96.4%

 *-Less than 1% of class.

         (1) Current address is 625 Madison Ave nue, Suite 10-B, New York, NY 10022.

         (2) Current address is 625 Madison Ave nue, Suite 10-B, New York, NY 10022.

         (3) Current address is 625 Madison Avenue, Suite 10-B, New York, NY 10022. Includes 3,211,590 Subordinated Units and 8,452,292 Common Units owned by Holdings Group. Mr. Rudey is attributed 100% beneficial ownership of all units owned by Holdings Group through his interests therein. In addition, Mr. Rudey's units include all 189,000 of Common Units owned by U.S. Timberlands Services Co., LLC. Mr. Rudey owns a 78.75% interest in U.S. Timberlands Services Company, LLC, the Partnership's General Partner. Also includes 39,305 Common Unit equivalents representing exercisable unit options at April 15, 2002.

         (4) Current address is 625 Madison Avenue, Suite 10-B, New York, NY 10022.

         (5) Current address is 1220 Park Avenue, New York, NY 10128.Includes 39305 Common Unit equivalents representing exercisable unit options at March 30, 2002.

         (6) Current address is 57 West 57th Street, Suite 704, New York, NY 10019. Includes all 189,000 Common Units owned by U.S. Timberlands Services Co., LLC. Mr. Wright owns a 2.5% interest in U.S. Timberlands Services Company, LLC, the Partnership's General Partner.

         (7) Current address is 16825 Northchase Drive, Suite 800, Houston, TX 77060. Includes all 189,000 Common Units owned by U.S. Timberlands Services Co., LLC. Mr. Cole owns a 2.5% interest in U.S. Timberlands Services Company, LLC, the Partnership's General Partner.

         (8) Current address is 501 Fifth Avenue, New York, NY 10017. Common Units beneficially owned are Common Unit equivalents representing exercisable unit options at April 15, 2002.

         (9) Current address is 4 North Balch Street, Hanover, NH 03755. Common Units beneficially owned are Common Unit equivalents representing exercisable unit options at March 30,2002.

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

Investment in Affiliate

         In October 1999, the Company made an investment in U.S. Timberlands Yakima, LLC (USTY), an unconsolidated affiliate. USTY, an entity organized to acquire timber properties located in Central Washington and Central Oregon, is engaged in the growing of trees and sale of logs and standing timber to third party wood processors. The Company contributed to USTY $294,000 of cash for 49% of USTY's common interests (the "Common LLC Interests"). The remaining Common LLC Interests were acquired for $306,000 in cash by U.S. Timberlands Holding Group, LLC, a Delaware limited liability company in which John Rudey and George Hornig, respectively, the Chairman of the Board and a director of the Company's General Partner, hold a controlling interest. The Company also acquired all of the senior preferred interests in USTY (the "Senior or Preferred LLC Interests") for its contribution to USTY of timberlands consisting primarily of non-income producing, pre-merchantable pine plantations having an agreed upon value of $22.0 million. The Company recorded its investment in the Senior LLC interest at its $18.9 million cost basis for the contributed timberlands. Terms of the Preferred LLC Interests include a cumulative annual guaranteed return of 5% of the $22.0 million agreed upon value of the contributed timberlands until December 31, 2001 and 6% thereafter. The Preferred LLC Interests are redeemable at USTY's option for a redemption price equal to the agreed upon value of the Preferred LLC Interests less any portion of the guaranteed return not received by the Company prior to the redemption date. Generally, USTY's net income or losses are allocated to the Common LLC Interests. However, net losses exceeding the account balances of the Common LLC Interests are allocated to the Preferred LLC Interest. The Company accounts for the Preferred LLC Interest at cost, reduced by losses, if any, in excess of the Common LLC Interests. The Company accounts for its Common LLC Interest by the equity method. A subsidiary of the General Partner of the Company provides management services to USTY for a fee equal to 2% of USTY's agreed upon assets under management.

During the twelve months ended December 31, 2001, the Company contributed cutting rights and timberland located in Central Oregon to its affiliate, USTY. The contributions have an aggregate agreed upon value of $18.5 million and were added to the Company's Preferred Interest in USTY. Terms of the additional senior preferred interest acquired are the same terms as the senior preferred interest previously issued to the Company. The Company recorded its additional preferred interest at its basis for the cutting rights and timberland of approximately $16.3 million . All property that has been contributed for the Company's preferred interest in USTY has been pledged as collateral by USTY under its credit facility with its lender.

In March 2001, the Company purchased timber cutting rights for approximately
17.2 million board feet from USTY for $4.5 million. These timber cutting rights expire in March 2004.

In September 2001, the Company sold timber cutting rights for approximately 80.6 million board feet to USTY for $12.0 million. These timber cutting rights expire in August 2004.

In November 2001, USTK sold timber cutting rights for approximately 44.8 million board feet to USTY for $7.0 million. These timber cutting rights expire in October 2004.

In June 2002, the Company sold timber cutting rights for approximately 87.3 million board feet to USTY for $9.9 million. These timber cutting rights expire in May 2005.

In August 2002, the Company purchased timber cutting rights for approximately
12.0 million board feet from USTY for $1.3 million. These timber cutting rights expire in August 2003.

In November 2002, the Company sold timberland to USTY for $4.7 million.

During the twelve months ended December 31, 2002, the Company contributed cutting rights and timberland located in Central Oregon to its affiliate, USTY. The contributions have an aggregate agreed upon value of $18.5 million and were added to the Company's Preferred Interest in USTY. Terms of the additional senior preferred interest acquired are the same terms as the senior preferred interest previously issued to the Company. The Company recorded its additional preferred interest at its basis for the cutting rights and timberland of approximately $18.3 million. All property that has been contributed for the Company's preferred interest in USTY has been pledged as collateral by USTY under its credit facility with its lender.

In addition to the preceding, in July 2002, the Company purchased timber cutting rights for approximately 5.1 million board feet from USTY Services for $0.5 million. These timber cutting rights expire in July 2005.

Gross profits realized on the Company's sales of timber cutting rights to USTY, to the extent of the Company's ownership interest in USTY, have been eliminated and are recognized in operations upon USTY's sale of the timber to third parties with corresponding adjustments to the carrying value of the investment in USTY. In addition, the Company's equity in net income (loss) of affiliate has been adjusted to eliminate its share of gross profits realized by USTY on sales of timber cutting rights to the Company, until the Company sells the timber to third parties

In February 2003, the Company contributed timberland located in Central Oregon to USTY. The contributions have an aggregate agreed upon value of $6.2 million and were added to the Company's Preferred Interest in USTY. Terms of the additional senior preferred interest acquired are the same terms as the senior preferred interest previously issued to the Company. The Company recorded its additional preferred interest at its cost for the timberland of approximately $4.8 Million.

Affiliate Credit Facility

         See the description of the Affiliate Credit Facility included in the Liquidity and Capital Resources section of Item 7.

Item 14. Controls and Procedures

        The Company's management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. The Company's senior management team meets regularly to discuss significant transactions and events affecting the Company's operations. The Company's President and Chief Executive Officer, Vice President and Chief Financial Officer, lead these meetings and consider whether topics discussed represent information that should be disclosed under the rules of the SEC. The Board of Directors of the General Partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Company's external auditors and meets with those auditors at least three times each year.

        The Company's President and Chief Executive Officer, Vice President and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make all material information known to them within the organization. Management regularly evaluates ways to improve internal controls.

        On February 28, 2003, our executive officers completed an evaluation of the disclosure controls and procedures and has determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification. Since the completion of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

                                     PART IV

Item 15. Exhibits, Financial Statements, and Reports on Form 8-K

(a)(1) and (2) Financial Statements
         See "Index to Financial Statements" set forth on page F-1.

(a)(3) Exhibits
      T3.1 - Amended and Restated Agreement of Limited Partnership of U.S.
             Timberlands Company, LP

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

     *10.4 - Form of U.S. Timberlands Company, LP 1997 Long-Term Incentive Plan

     *10.5 - Employment Agreement for Mr. Rudey

     *10.9 - Supply Agreement between U.S. Timberlands Klamath Falls, LLC and
             Collins Products, LLC

   ++10.10 - Operating Agreement of U.S. Timberlands Yakima, LLC

     10.11 - Agreement and Plan of Merger by and among U.S. Timberlands Holdings Group, LLC, U.S. Timberlands Acquisition Co., LLC and U.S. Timberlands Company, L.P. Dated as of October 16, 2002

     *21.1 - List of Subsidiaries

      23.1 - Consent of Eisner LLP dated April 14, 2003

      99.1 - Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 - Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

      On May 2, 2002, the Company filed a form 8-K attaching two news releases relating to the receipt of a revised offer with respect to a tender offer and the filing of certain purported class action lawsuits.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April 2003.

                               U.S. TIMBERLANDS COMPANY, LP


                               By:  U.S. Timberlands Services Company, LLC
                                    It's General Partner

                               By: /s/ John M. Rudey
                                   ---------------------------------------------
                                       John M. Rudey, Chairman, Chief Executive
                                       Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                                                                  April 14, 2003
/s/ John M. Rudey                 Chairman, Chief Executive
----------------------------      Officer, President and Director
     John M. Rudey                (Principal Executive Officer)

                                                                  April 14, 2003
/s/ Thomas C. Ludlow              Chief Financial Officer
----------------------------
Thomas C. Ludlow

                                                                  April 14, 2003
/s/ Robert B. Longo               Corporate Controller
----------------------------      (Principal Accounting Officer)
     Robert B. Longo

                                                                  April 14, 2003
/s/ Aubrey L. Cole                Director
----------------------------
Aubrey L. Cole

                                                                  April 14, 2003
/s/ George R. Hornig              Director
----------------------------
George R. Hornig

                                                                  April 14, 2003
/s/ Alan B. Abramson              Director
---------------------------
Alan B. Abramson

                                                                  April 14, 2003
/s/ William A. Wyman              Director
---------------------------
William A. Wyman

                                                                  April 14, 2003
/s/ Robert F. Wright              Director
---------------------------
Robert F. Wright

  EXHIBIT INDEX

                                                                        Page No.
                                                                        --------

23.1 Consent of Eisner LLP dated April 14, 2003.                           39

                                  CERTIFICATION

I, John M. Rudey, certify that:

I have reviewed this annual report on Form 10-K of U.S. Timberlands Company, LP.

     1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     5. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: April 14, 2003


                                              /s/ John M. Rudey
                                              -----------------
                                              John M. Rudey
                                              Chairman, Chief Executive Officer
                                              and President

                                  CERTIFICATION


I, Thomas Ludlow, certify that:


I have reviewed this annual report on Form 10-K of U.S. Timberlands Company, LP.

     1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     5. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: April 14, 2003

                                                    /s/ Thomas C. Ludlow
                                                    -----------------
                                                    Thomas C. Ludlow
                                                    Chief Financial Officer

CONSOLIDATED FINANCIAL STATEMENTS

Contents Page

U.S. Timberlands Company, LP:

Independent auditors' report                                                F-2

Consolidated balance sheets as of December 31, 2002 and 2001                F-3

Consolidated statements of operations for the years ended
December 31, 2002, 2001, and 2000                                           F-4

Consolidated statements of changes in partners' capital (deficiency)
for the years ended December 31, 2002, 2001 and 2000                        F-5

Consolidated statements of cash flows for the years ended December 31,
2002, 2001 and 2000                                                         F-6

Notes to consolidated financial statements                                  F-7

U.S. Timberlands Yakima, LLC:

Independent auditors' report                                                F-21
Balance sheets as of December 31, 2002 and 2001                             F-22

Statements of operations for the years ended December 31, 2002, 2001,
and 2000                                                                    F-23

Statements of redeemable preferred member interest and members' equity      F-24

Statements of cash flows for the years ended December 31, 2002, 2001
and 2000                                                                    F-25

Notes to financial statements                                               F-26

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Partners of U.S.
Timberlands Company, LP



We have audited the accompanying consolidated balance sheets of U.S. Timberlands Company, LP and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' capital (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of U.S. Timberlands Company, LP and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

April 11, 2003
                                                                             F-1

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except unit information)

                                                                                      December 31,
                                                                                   2002       2001
                                                                                ---------      --------
ASSETS
Current assets:
   Cash and cash equivalents                                                          965      $  1,070
   Accounts receivable, net                                                         1,028           311
   Due from general partner                                                             6            --
   Other receivables                                                                  211           280
   Notes receivable                                                                 1,344         1,153
   Prepaid expenses and other current assets                                          331           225
                                                                                ---------      --------
        Total current assets                                                        3,885         3,039
Timber and timberlands, net                                                       163,980       214,511
Investment in affiliate                                                            38,881        31,609
Property, plant and equipment, net                                                    905           811
Notes receivable, less current portion                                                 10           428
Restricted cash                                                                        82
Deferred financing fees, net                                                        3,298         3,973
                                                                                ---------      --------
        Total assets                                                            $ 211,041      $254,371
                                                                                =========      ========

LIABILITIES AND PARTNERS' CAPITAL/ (DEFICIENCY)
Current liabilities:
   Accounts payable                                                                 1,454      $  1,334
   Accrued liabilities                                                              3,990         3,331
   Payable to general partner                                                          --            41
                                                                                ---------      --------
        Total current liabilities                                                   5,444         4,706
                                                                                ---------      --------
Long-term debt                                                                    225,000       225,000
                                                                                ---------      --------
Minority interest                                                                      --           247
                                                                                ---------      --------
Partners' capital /(deficiency):
   General partner interest                                                          (196)          247
   Limited partners interest (12,859,607 units issued and outstanding as of
     December 31, 2002 and 2001)                                                  (19,207)       24,171
                                                                                ---------      --------
                                                                                  (19,403)       24,418
                                                                                ---------      --------
        Total liabilities and partners' capital (deficiency)                    $ 211,041      $254,371
                                                                                =========      ========

See notes to consolidated financial statements

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except unit and per unit amounts)

                                                                                     Year Ended December 31,
                                                                             2002              2001              2000
                                                                          ------------      ------------      ------------
Revenues:
   Log, timber deed and stumpage sales,
     including $9,900 (2002), $19,015 (2001) and $2,900 (2000) to an     $     42,256      $     54,128      $     72,268
     affiliate
   Timber and property sales
     including $4,700 in 2002 to an affiliate                                   5,763                 -             2,773
   By-products and other                                                        1,455               436               571
                                                                          ------------      ------------      ------------
                                                                               49,474            54,564            75,612
                                                                          ------------      ------------      ------------
Cost of products sold:
   Cost of timber harvested                                                   (17,477)          (16,652)          (19,853)
   Cost of timber and property sales                                           (7,273)                -            (2,641)
   Fire loss                                                                     (591)                -                 -
   Depletion, depreciation and road amortization                              (27,476)          (37,287)          (28,816)
                                                                          ------------      ------------      ------------
                                                                              (52,817)          (53,939)          (51,310)
                                                                          ------------      ------------      ------------
        Gross profit (loss)                                                    (3,343)              625            24,302

Selling, general and administrative expenses                                   (7,518)           (8,340)           (8,428)
Equity in net income (loss) of affiliate                                      (11,046)           (6,403)            1,990
                                                                          ------------      ------------      ------------
Operating income (loss)                                                       (21,907)          (14,118)           17,864

Interest expense                                                              (21,657)          (21,993)          (21,921)
Amortization of deferred financing fees                                          (675)             (675)             (675)
Interest income                                                                    13               101               403
Other income, net                                                                 158               131               208
                                                                          ------------      ------------      ------------
Loss before minority interest                                                 (44,068)          (36,554)           (4,121)
Minority interest                                                                 247               366                41
                                                                          ------------      ------------      ------------
Net loss                                                                      (43,821)          (36,188)           (4,080)
General partner interest                                                          443               366                41
                                                                          ------------      ------------      ------------
Net loss applicable to common and subordinated units                     $    (43,378)     $    (35,822)     $     (4,039)
                                                                         ============      ============      ============

Net loss per each common and subordinated unit-
          basic and diluted                                                    ($3.37)           ($2.79)           ($0.31)

Weighted average units outstanding                                         12,859,607        12,859,607        12,859,607

See notes to consolidated financial statements

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES

 Consolidated Statements of Changes in Partners' Capital (Deficiency) (in thousands, except per unit amounts)

                                             General Partner   Limited Partner         Total
                                                Interest          Interest       Partners' Capital
                                                                                    (Deficiency)
Balance, December 31, 1999                          981           96,182             97,163
Distributions to unitholders ($2.00 per unit)      (262)         (25,719)           (25,981)
Net loss                                            (41)          (4,039)            (4,080)
                                               --------       ----------         ----------
Balance, December 31, 2000                          678           66,424             67,102
Distributions to unitholders ($0.50 per unit)       (65)          (6,431)            (6,496)
Net loss                                           (366)         (35,822)           (36,188)
                                               --------       ----------         ----------
Balance, December 31, 2001                          247           24,171             24,418
Net loss                                           (443)         (43,378)           (43,821)
                                               --------       ----------         ----------
Balance, December 31, 2002                        $(196)      $  (19,207)        $  (19,403)
                                               ========       ==========         ==========


See notes to consolidated financial statements

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES

   Consolidated Statements of Cash Flows
   (in thousands)
                                                                                                   Year Ended December 31,
                                                                                       2002              2001                2000
                                                                                       ----              ----                ----
   Cash flows from operating activities:
  Net (loss)                                                                           $(43,821)         $(36,188)         $ (4,080)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation, depletion, amortization and cost of
          timber and property sold                                                       34,749            37,287            31,457
       Fire loss                                                                            574                --                --
       Gain on disposal of assets                                                            --                (2)              (39)
       Amortization of deferred financing fees                                              675               675               675
       Equity in net (income) loss of affiliate                                          11,046             6,403            (1,990)
       Other non-cash items                                                                 173               233               127
       Minority interest                                                                   (247)             (366)              (41)
       Changes in assets and liabilities:
          Accounts receivable                                                              (717)            4,119            (3,758)
          Other receivables                                                                  69              (120)              (36)
          Notes receivable                                                                  227               704             2,363
          Prepaid expenses and other current assets                                        (106)             (190)              946
          Accounts payable                                                                  120               112               876
          Accrued liabilities                                                               659                 5                40
          Deferred revenue                                                                   --            (1,474)            1,435
          Payable to general partner and affiliate                                         (168)           (2,024)              896
                                                                                       --------          --------          --------

            Net cash provided by operating activities                                     3,233             9,174            28,871
                                                                                       --------          --------          --------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                (160)               --               (55)
  Proceeds from sale of assets                                                               --               904                50
  Timber, timberlands and road additions                                                 (3,096)           (5,615)           (2,253)
  Restricted cash                                                                           (82)               --                --
                                                                                       --------          --------          --------


            Net cash used in investing activities                                        (3,338)           (4,711)           (2,258)
                                                                                       --------          --------          --------

Cash flows from financing activities:
  Distributions to partners                                                                  --            (6,496)          (25,981)
  Distributions to minority interest                                                         --               (65)             (262)
                                                                                       --------          --------          --------

            Net cash used in financing activities                                            --            (6,561)          (26,243)
                                                                                       --------          --------          --------

Net (decrease) increase in cash and cash equivalents                                       (105)           (2,098)              370
Cash and cash equivalents, beginning of period                                            1,070             3,168             2,798
                                                                                       --------          --------          --------

Cash and cash equivalents, end of period                                               $    965          $  1,070          $  3,168
                                                                                       ========          ========          ========

Supplemental cash flow information:
  Cash paid for interest expense                                                       $ 21,657          $ 22,033          $ 21,786
Noncash activities:
  Contribution of timberlands for investment in affiliate                              $ 18,317          $ 16,289          $     --

See notes to consoliodated financial statements

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

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

Revenue Recognition

Revenue on delivered log sales is recognized upon delivery to the customer. Revenue on timber deeds and timber and property sales is generally recognized upon closing. Revenue from timber sold under stumpage contracts (i.e., the customer arranges to harvest and deliver the logs) is recognized when the timber is harvested.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable. The majority of the Company's trade accounts and notes receivable are derived from sales to third party wood processors. The Company's four largest, non-affiliated customers accounted for approximately 25%, 10%, 10%, and 10% of the Company's aggregate net revenues from log, stumpage, and timber deed sales for the year ended December 31, 2002. In 2001, these customers represented approximately 22%, 6%, 7%, and 6%, respectively, of aggregate net revenues from log, stumpage and deed sales. In 2000, these four customers accounted for approximately 14%, 16%, 8%, and 2% of aggregate net revenues from log, stumpage and deed sales. No other single customer accounted for more than 6% of aggregate net revenues from log, stumpage,

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

 1. Business and Significant Accounting Policies (continued):

and timber deed sales in those years. Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers.

The Company mitigates credit risk related to notes receivable by obtaining asset lien rights or performing credit worthiness procedures or both. The Company periodically reviews its allowance for doubtful accounts and reserves an estimated amount for such accounts. As of December 31, 2002 and 2001 the Company had an allowance for doubtful accounts of $0 and $100, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities at date of purchase of 90 days or less.

Timber and Timberlands

Timber and timberlands is comprised of timber, timberlands, logging roads, and seed stock and nursery stock.

Timber, timberlands and roads

Timber, timberlands and roads are stated at cost less depletion and road amortization for timber previously harvested. The cost of the timber harvested (including logging roads) is determined based on the volume of timber harvested in relation to the amount of estimated net merchantable volume, primarily utilizing a single composite pool. The Company estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively. Changes in these estimates have no effect on the Company's cash flow.

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

Deferred Financing Fees

Deferred financing fees consist of fees incurred in connection with obtaining the related debt financing. The Company amortizes deferred financing fees over the terms of the related debt. The Company presents deferred

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

1. Business and Significant Accounting Policies (continued):

financing fees net of accumulated amortization. The accumulated amortization of deferred financing fees as of December 31, 2002 and 2001 was $3,452 and $2,777, respectively.

Minority Interest

The General Partner holds a 1% ownership interest in the Operating Company (the "Minority Interest"). A pro rata share of the Operating Company's results of operations is allocated to the Minority Interest in the accompanying financial statements. Losses allocated to the Minority Interest in 2002 did not exceed the balance in its account.

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

Unit-Based Compensation Plans

At December 31, 2002, the Company has a Unit Option Plan which is described more fully in Note 10. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was issued in December 2002 and amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The following table illustrates the effect on net loss and net loss per unit if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                       Year Ended December 31,
                                                                         2002        2001       2000
                                                                        ------      ------      -----
Net (loss) as reported                                                $  (43,821) $  (36,188) $ (4,080)
Unit-based employee compensation determined under the
   fair value method                                                         320         323       537
Net income (loss) pro forma                                              (44,141)    (36,511)   (4,617)

Basic and diluted net (loss) percent
     - as reported                                                         (3.37)      (2.79)     (0.36)

Basic and diluted net (loss) percent
     - pro forma                                                           (3.43)      (2.84)     (0.36)

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

1. Business and Significant Accounting Policies (continued):

For purposes of the pro forma disclosures, the estimated fair value of the unit options is amortized to expense over their estimated exercise period, which corresponds to the assumed subordinated unit's conversion period.

The computations of the estimate of fair value of unit options granted in 2000 were made using the Black-Scholes option-pricing model, as prescribed by SFAS 123, with the following weighted average assumptions:

Risk-free rate of return                               5.98%
Expected dividend yield                                9.52%
Expected life of the Unit Options                      5 Years
Expected volatility                                   80.59%

No options were granted in 2001 and 2002. The weighted-average fair value of unit options granted in 2000 was $3.61.

Recent Accounting Standards

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. SFAS 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in fair value of the derivative will either be offset against the changes in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Although the Company had no outstanding derivative positions at December 31, 2001, it absorbed a loss of approximately $146 from its allocable share of the effect of the adoption as of January 1, 2001 of SFAS 133 by its equity basis investee, U.S. Timberlands Yakima, LLC, to reduce the carrying value of an interest rate cap agreement to its fair value.

In August 2001, the Financial Accounting Standards Board, (FASB), issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, for the disposal of a segment of a business. Adoption of SFAS No. 144 by the Company as of January1, 2002 did not significantly impact its financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" as an amendment to SFAS No. 123 by introducing two additional conversion methods when converting to the fair value based method from the intrinsic value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income (loss) of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. The disclosure provisions are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company follows the intrinsic value method of accounting for stock-based employee compensation, but will continue to evaluate the benefits of a voluntary change to the fair value based method.

In January 2OO3, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable interest Entities" which is an interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements". FIN 46

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

1. Business and Significant Accounting Policies (continued):

requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when It has ~a controlling financial interest through ownership of a majority voting interest in the entity.

The provisions of FIN 46 are required to be applied by the Company no later than July 1,2003, and would require the Company to consolidate the financial statements of U.S. Timberlands Yakima, LLC ("USTY"} its unconsolidated affiliate which is presently being accounted for on the equity method (see Notes 3 and 9). If the Company had consolidated USTY beginning January 1, 2002, there would have been no effect on the Company's net loss for the year ended December 31. 2002, however revenues would have increased by $6,157, expense would have increased by $17,203 - and the $11,046 equity in net loss of affiliate would be eliminated. In addition, although there would. I be no change in member's deficit, total assets would increase by approximately $106,000, principally representing timber and timberlands, and total liabilities would increase by approximately $106,000 including $96,053 of long-term debt at December 31,2002. Such long-term debt is collateralized by all of the USTY asssts and the debt holder does not have recourse to the Company. The Company's maximum exposure to loss as a result of its investment with USTY is limited to its investment in USTY, which amounts to $38,881 at December 31, 2002.


2. Timber and Timberlands:

Timber and timberlands consisted of the following at December 31:

                                                       2002       2001
                                                     -------     -------
Timber and logging roads                           $294,208   $    309,759
Timberlands                                          26,043         34,566
Seed orchard and nursery stock                        1,375          1,437
                                                   --------   ------------
                                                    321,626        345,762
Less accumulated depletion and road amortization    157,646        131,251
                                                   --------   ------------
                                                   $163,980   $    214,511
                                                   ========   ============

3. Investment in Affiliate:

Following is summarized financial information for U.S. Timberlands Yakima, LLC, the Company's equity basis affiliate (See Note 9), as of and for the years ended December 31:

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

                                                                          2002         2001        2000
                                                                         ------       ------      -----
Current assets                                                         $    2,091   $    5,779  $   3,887
Noncurrent assets, principally timber and timberlands                     142,884      116,558     71,174
Current liabilities                                                         9,811        1,883     11,195
Noncurrent liabilities - long-term debt                                    96,053       88,435     42,807
Redeemable preferred member interest (owned by the
   Operating Company)                                                      39,111       32,019     20,295
Net sales                                                                  22,018       13,574     25,606
Gross profit (loss)                                                        (1,449)       3,121     10,018
Net income (loss)                                                         (11,225)      (5,329)     2,815

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

4. Property, Plant and Equipment:

Property, plant and equipment consisted of the following at December 31:

                                                                  2002     2001
                                                                  -----   -----
   Equipment                                                   $    654  $  646
   Buildings and improvements                                       995     843
                                                               --------  ------
                                                                  1,649   1,489
   Less accumulated depreciation and amortization                   744     678
                                                               --------  ------
                                                               $    905  $  811
                                                               ========  ======
5. Accrued Liabilities:
Accrued liabilities consisted of the following at December 31:

                                                                2002     2001
                                                               -----    -----
   Interest                                                 $  2,752 $   2,752
   Severance and harvest tax                                     144        65
   Other                                                       1,094       514
                                                            -------- ---------
                                                            $  3,990 $   3,331
                                                            ======== =========
6. Short-Term Debt:

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

There were no outstanding borrowings under the Affiliate Credit Facility at December 31, 2002 and 2001. Peak borrowings were $1,325 and $10,370 under the Affiliate Credit Facility during 2002 and 2001, respectively. Total interest and commitment fees paid to the affiliate were $0 and $0 respectively in 2002, $330 and $75 in 2001, and $130 and $58 in 2000.

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

The affiliate has made no commitment to continue to lend funds to the Company and each request is considered on a case by case basis.

7.  Long-Term Debt:

The $225,000 of Senior Notes, which were issued in 1997, were issued jointly and severally by the Operating Company and U.S. Timberlands Finance Corp. ("Finance Corp."), a wholly owned subsidiary of the Operating Company (collectively, the "Issuers"). The Issuers serve as co-obligors of the Notes. The Notes represent unsecured general obligations of the Company and bear interest at 9-5/8% payable semiannually in arrears on May 15 and November 15, and mature on November 15, 2007 unless previously redeemed. The Notes are redeemable at the option of the Issuers in whole or in part, on or after November 15, 2002 at predetermined redemption prices plus accrued interest to the redemption date.

The Notes contain certain restrictive covenants, including limiting the ability of the Operating Company and its subsidiaries to make cash distributions, incur additional indebtedness, sell assets or harvest timber in excess of certain limitations. Under certain restrictive covenants, during 2002 The Operating Company was, and presently is prohibited from making distributions to the Company. In 2002, because of the accelerated harvesting during the fourth quarter 2002 of salvage timber resulting from the Toolbox Fire, the operating company exceeded the allowable four year harvest by 6.9 MMBF and, as required under the Indenture has placed $662 in a restricted account during the first quarter of 2003 only to be used in ways prescribed in the Indentures.

8. Partners' Capital:

Partnership Equity

The MLP had 9,648,017 Common Units and 3,211,590 Subordinated Units outstanding on December 31, 2002 and 2001 and 8,577,487 Common Units and 4,282,120 Subordinated Units on December 31, 2000. In February 2001, 1,070,530 Subordinated Units converted into Common Units.

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

Cash Distributions

The Company is required to make quarterly cash distributions from Available Cash, as defined in the MLP Agreement, if cash is available for distributions. If made, cash distributions are paid in order of preferences: first, the minimum quarterly distribution of $.50 per unit (the "MQD") to Common Unitholders and the General Partner, and second, to the extent cash remains available, to Subordinated Unitholders. On February 14, 2001, the Company made a $0.50 per unit distribution. The Company announced on May 10, 2001 that it has indefinitely suspended further distributions due to declining log prices and deteriorating business conditions.

The MLP Agreement sets forth certain cash distribution target rates for the Company to meet in order for the General Partner's share of Available Cash to increase (such increases referred to as "Incentive Distributions"). To the extent that the quarterly distributions exceed $.550 per Common and Subordinated Unit, the General Partner

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

8.  Partners' Capital (continued):

receives 15% of the excess Available Cash rather than the base amount of 2%. To the extent that the quarterly distributions exceed $.633 per Common and Subordinated Unit, the General Partner receives 25% of the excess Available Cash and to the extent that the quarterly distributions exceed $.822 per Common and Subordinated Unit, the General Partner receives 50% of the excess Available Cash. Since the quarterly distributions did not exceed the minimum quarterly distributions for 2002, 2001 or 2000, the General Partner did not receive any such Incentive Distributions for those years.

Subordinated Units

The Subordinated Units are subordinated in right of distributions to the right of Common Unitholders to receive the MQD. Because the MQD was paid to Common and Subordinated Unitholders for three consecutive four-quarter periods and such distributions were equal to or less than the Company's Adjusted Operating Surplus, as that term is defined in the MLP Agreement, for two consecutive four-quarter periods, in February 2001 25% of the then outstanding Subordinated Units converted. Since no distributions have been made since February 2001 and the Company has announced an indefinite suspension of distributions, conversion of the remaining Subordinated Units is unlikely in the foreseeable future.

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

The General Partner does not receive any management fee or other compensation in connection with its management of the Company. The General Partner and its affiliates perform services for the Company and are reimbursed for all expenses incurred on behalf of the Company, including the costs of employee, officer and director compensation properly allocable to the Company, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Company. The MLP Agreement provides that the General Partner will determine the expenses that are allocable to the Company in any reasonable manner determined by the General Partner in its sole discretion. Related non-interest bearing receivables and payables between the General Partner and the Company are settled in the ordinary course of business. As of December 31, 2002 and 2001, the Company had a payable to the General Partner of $0 and $41, respectively. During 2002, 2001, and 2000 expenses allocated to and reimbursed by the Company totaled $3,323, $6,760, and $7,717, respectively.

Certain conflicts of interest could arise as a result of the relationships described above. The Board of Directors and management of the General Partner have a duty to manage the Company in the best interests of the Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Company.

Consulting Agreements

As of December 31, 2002, the General Partner has consulting agreements with affiliates of certain Directors of the

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

Investment in Affiliate

In October 1999, the Company made an investment in U.S. Timberlands Yakima, LLC
(USTY), an unconsolidated affiliate. USTY, a then newly formed entity organized to acquire timber properties located in Central Washington and Central Oregon, is engaged in the growing of trees and sale of logs and standing timber to third party wood processors. The Master Limited Partnership contributed to USTY $294 of cash for 49% of USTY's common interests (the "Common LLC Interests"). The remaining Common LLC Interests were acquired for $306 in cash by U.S. Timberlands Holding Group, LLC, a Delaware limited liability company in which John Rudey and George Hornig, respectively, the Chairman of the Board and a director of the Company's Manager, hold a controlling interest. The Company also acquired all of the senior preferred interests in USTY (the "Senior or Preferred LLC Interests") for its contribution to USTY of timberlands consisting primarily of non-income producing, pre-merchantable pine plantations having an agreed upon value of $22,000. The Company recorded its investment in the Senior LLC interest at its $18,850 cost basis for the contributed timberlands. Terms of the Preferred LLC Interests include a cumulative annual guaranteed return of 5% until December 31, 2001 and 6% thereafter of the $22,000 agreed upon value of the contributed timberlands. The Preferred LLC Interests are redeemable at USTY's option for a redemption price equal to the agreed upon value of the Preferred LLC Interests, either in cash or by returning the contributed timberlands, plus any portion of the guaranteed return not received by the Company prior to the redemption date. Generally, USTY's net income or losses are allocated to the Common LLC Interests. However, net losses exceeding the account balances of the Common LLC Interests are allocated to the Preferred LLC Interest. The Company accounts for the Preferred LLC Interest at cost plus accrued dividends to the extent earned, reduced by losses, if any, in excess of the Common LLC Interests. The Master Limited Partnership accounts for its Common LLC Interest by the equity method.

As a result of a refinancing transaction entered into by USTY in September 2001, the Company's common beneficial interest in USTY is now held through the Company's 49% common interest in a holding company, UST Yakima Holdings II, LLC.

On September 14, 2001, management of USTY was taken over by US Timberlands Yakima Services, LLC ("Yakima Services"), a wholly owned subsidiary of the Manager of the Company. Yakima Services is paid a fee equal to 2% of the agreed upon valuation of the assets under management. Prior thereto, the Manager provided management services for a fee equal to 2% of USTY's earnings before interest, taxes, depletion, depreciation and amortization. Such fees charged to operations by USTY amounted to $2,555 in 2002, $1,137 in 2001, and $119 in 2000. The Master Limited Partnership and the Company granted U.S. Timberlands Holding Group, LLC an irrevocable proxy to vote its Common and Preferred Interests.

In June 2000, the Company purchased timber cutting rights for approximately 4.2 million board feet from USTY for $1.3 million. These timber cutting rights expire in June 2003.

In December 2000, the Company sold approximately 8,000 acres of timberland located in Central Oregon to USTY for $2,900.

During 2001, the Company contributed cutting rights and timberland located in Central Oregon to USTY. The contributions have an aggregate agreed upon value of $18.5 million and were added to the Company's Preferred Interest in USTY. Terms of the additional senior preferred interest acquired are the same terms as the senior preferred interest previously issued to the Company. The Company recorded its additional preferred interest at its cost for the cutting rights and

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

9. Certain Relationships and Related Party Transactions (Continued):

timberland of approximately $16.3 million. All property that has been contributed for the Company's preferred interest in USTY has been pledged as collateral by USTY under its credit facility with its lender.

In March of 2001, the Company purchased timber cutting rights for approximately
17.2 million board feet from USTY for $4.5 million. These timber cutting rights expire in March 2004.

In September of 2001 the Company sold timber cutting rights for approximately
80.6 million board feet to USTY for $12.0 million. These timber cutting rights expire in August 2004.

In November of 2001 the Company sold timber cutting rights for approximately
44.8 million board feet to USTY for $7.0 million. These timber cutting rights expire in October 2004.

In June 2002, USTK sold timber cutting rights for approximately 87.3 million board feet to USTY for $9.9 million. These timber cutting rights expire in May 2005.

In August 2002, USTK purchased timber cutting rights for approximately 12.0 million board feet from USTY for $1.3 million. These timber cutting rights expire in August 2003.

In November 2002, USTK sold timberland to USTY for $4.7 million.

During 2002, the Company contributed timberland located in Central Oregon to USTY. The contributions have an aggregate agreed upon value of $18.5 million and were added to the Company's Preferred Interest in USTY. Terms of the additional senior preferred interest acquired are the same terms as the senior preferred interest previously issued to the Company. The Company recorded its additional preferred interest at its cost for the timberland of approximately $18.3 million. All property that has been contributed for the Company's preferred interest in USTY has been pledged as collateral by USTY under its credit facility with its lender.

In addition to the preceding, in July 2002, the Company purchased timber cutting rights for approximately 5.1 million board feet from USTY Services for $0.5 million. These timber cutting rights expire in July 2005.

Gross profits realized on the Company's sales of timber cutting rights to USTY, to the extent of the Company's ownership interest in USTY, have been eliminated and are recognized in operations upon USTY's sale of the timber to third parties with corresponding adjustments to the carrying value of the investment in USTY. In addition, the Company's equity in net income (loss) of affiliate has been adjusted to eliminate its share of gross profits realized by USTY on sales of timber cutting rights to the Company, until the Company sells the timber to third parties, with corresponding adjustments to the carrying vlaue of the timber and timberlands.

In February 2003, the Company contributed timberland located in Central Oregon to USTY. The contributions have an aggregate agreed upon value of $6.2 million and were added to the Company's Preferred Interest in USTY. Terms of the additional senior preferred interest acquired are the same terms as the senior preferred interest previously issued to the Company. The Company recorded its additional preferred interest at its cost for the timberland of approximately $4.8 Million.

Payments to Affiliate

See Note 6 regarding interest and commitment fees paid to an affiliate of the General Partner under the Affiliate Credit Facility.

Severance and Settlement

Selling, general and administrative expenses in 2000 included $203 related to settlement with former employees of the Company.

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

Other Related Party Transactions

During 1999, Glenn A. Zane served as Acting Senior Vice President and Acting Director of Operations for the Company. The Company paid approximately $0, $323 and $821 during 2002, 2001 and 2000, respectively, to Mason, Bruce & Girard, of which Mr. Zane is a partner. Such payments were for consulting services and include Mr. Zane's compensation.

10. Management Incentive Plans:


Unit Option Plans

The Company has a Unit Option Plan, which permits the grant of options (the "Unit Options") to employees and directors of the General Partner who perform services for the Company, covering 857,749 Common Units. Unit Options granted under the Company's Unit Option Plan are determined by the Long-Term Incentive Plan Committee of the Board of Directors (the "LTIP Committee") and are granted at fair market value at the date of the grant. In 1999, 200,000 Unit Options were granted to directors and 142,620 options were granted to employees. In 2000, 54,000 Unit Options were granted to employees. In 2001 and 2002, there were no Unit Options granted. The Unit Options granted expire ten years from the date of grant and become exercisable automatically upon and in the same proportion as the conversion of Subordinated Units to Common Units. See further explanation of subordinated units and related performance criteria in Note 8. Once the performance criteria are achieved, the Company will record compensation expense for the difference between the exercise price and fair value of the Common Units, with a corresponding increase to partnership capital. Although the performance criteria were met for the years ended December 31, 2000 and 1999, no compensation expense was recorded during such years, as the market price of the units was less than the exercise price during the years. As indicated in Note 8, distributions have been suspended and accordingly the performance criteria had not been met for the years ended December 31, 2002 and 2001.

The following table summarizes the activity related to unit options for three years ended December 31, 2002:

                                                                  Weighted
                                                                   Average
                                                 Number of        Exercise
                                                   Shares           Price
                                                 ---------       --------
Outstanding, December 31, 1999                     757,627         14.02
Unit options granted                                54,000          9.70
Unit options cancelled                             (54,000)        13.89
                                                 ---------
Outstanding, December 31, 2000                     757,627         13.75
Unit options cancelled                             (70,620)        13.22
                                                 ---------
Outstanding, December 31, 2001                     687,007         13.78
Unit options cancelled                              (4,000)        12.69
                                                 ---------
Outstanding, December 31, 2002                     683,007         13.77
                                                 ---------

As of December 31, 2002 exercise prices for options outstanding were between $5.84 and $14.75 with a weighted average exercise price of $13.77 per unit. The weighted average remaining contractual life of the options was 5 years. There were no unit options exercisable at December 31, 2000. Options for 170,752 and 171,752 units were exercisable at December 31, 2002 and 2001, with a weighed average exercise price of $13.76 and $13.78 per unit, respectively.

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

10. Management Incentive Plans (continued):

Restricted Unit Plan:

During 1997, the Company authorized the establishment of a restricted unit plan (the "Restricted Unit Plan"), which allows the Company to grant units (the "Restricted Units") to employees at the discretion of the LTIP Committee. No consideration will be payable by the plan participants upon vesting and issuance of the Restricted Units.

Restricted Units granted during the subordination period would vest automatically upon and in the same proportion as the conversion of Subordinated Units to Common Units. Restricted Units granted subsequent to the subordination period are the equivalent of Common Units. No Restricted Units have been granted as of December 31, 2002.

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

         (b) Long-term debt - The estimated fair value of the Company's long-term debt was approximately $139,500 and $150,750 at December 31, 2002 and 2001, respectively, based on published market quotations.

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

12. Quarterly Results (Unaudited):

                                                                        Quarter Ended
                                       ---------------------------------------------------------------------------------------------
                                            December 31          September 30         June 30           March 31         Total Year
                                       ------------------   -------------------  ----------------   -------------     --------------
2002
Revenues                                        $ 18,536           $ 13,323           $ 15,460           $ 2,155           $ 49,474
Gross profit (loss)                               (1,868)               204             (1,731)               52             (3,343)
Net  (loss)                                      (13,072)            (9,624)           (12,054)           (9,071)           (43,821)
Net (loss) per unit (1)(2)                         (1.00)             (0.74)             (0.93)            (0.70)             (3.37)

                                                                                                                               2001
2001
Revenues                                        $ 13,471           $ 24,299           $  7,327           $ 9,467           $ 54,564
Gross profit (loss)                                  245                764               (252)             (132)               625
Net  (loss)                                      (10,190)            (8,583)            (8,600)           (8,815)           (36,188)
Net (loss) per unit (1)(2)                         (0.78)             (0.66)             (0.66)            (0.68)             (2.79)

(1) See discussion of per unit information in Note 1 of the notes to consolidated financial statements

(2)      Basic and diluted.


13. 401(K) Defined Contribution Plan:

The Company sponsors a 401(k) defined contribution plan which covers substantially all full-time employees. Company contributions to the plan totaled $45 in 2002, $56 in 2001 and $30 in 2000.

14.  Commitments, Contingencies and Other:


Log Supply Agreement

On August 30, 1996, the Company entered into a wood supply agreement with Collins Products, LLC to supply a volume of approximately 34 million board feet of merchantable timber annually to Collins at market prices. The term of the agreement was ten years and was renewable for two additional terms of five years, each at the option of Collins. As a result of Collins Products closing its plywood mill in Klamath Falls in 2001, the Company and Collins mutually decided to cancel the log supply agreement. Revenues from Collins Products were approximately $64, $2,125 and $10,842 for 2002, 2001 and 2000 respectively.

Fire Loss

In accordance with industry practice, the Company self-insures for fire loss.

Going Private Transaction

On October 17, 2002, the Company entered into a definitive agreement to be acquired by an acquisition company formed by a group led by senior management. The definitive agreement contemplates a cash tender offer for 100% of the outstanding common limited partnership units not already owned by the entity or its affiliates for $3.00 per unit in cash, followed by a merger of the acquisition company with and into the Company, pursuant to which each common limited partnership unit not already owned by the entity or its affiliates would be converted into the right to receive $3.00 per unit in cash. The tender offer commenced on November 19, 2002 and was completed on March 6,

U.S. TIMBERLANDS COMPANY, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

14. Commitments, Contingencies and Other (continued):

2003. Pursuant to the tender offer, approximately 71% of the Company's common units were tendered. The acquisition group therefore controls about 87% of the outstanding common units. The remaining common units not purchased in the tender offer will be acquired by the acquisition group in a merger offer that is expected to be completed in the second quarter of 2003.

Litigation

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

On October 17, 2002, the Company announced that it had reached a tentative settlement of the purported class action lawsuits, subject to court approval and other customary conditions. The settlement provided, among other things, for an increase in the consideration provided in the offer to purchase the common units to $3.00 per unit. On December 12, 2002 the parties executed a Stipulation of Settlement which the Court of Chancellery approved as a settlement at a hearing on January 30, 2003.

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

Independent Auditor's Report

To the Board of Directors and Members of U.S. Timberlands
Yakima, LLC




We have audited the accompanying balance sheets of U.S. Timberlands Yakima, LLC as of December 31, 2002 and 2001, and the related statements of operations, redeemable preferred member interest and members' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of U.S. Timberlands Yakima, LLC as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

Eisner LLP

New York, New York
April 11, 2003

US TIMBERLANDS YAKIMA, LLC

                                    BALANCE SHEETS
                                    (IN THOUSANDS)

                                                                              December 31,
                                                                         ---------------------
                                                                            2002        2001
                                                                          -------     --------
ASSETS
Current assets:
   Cash and cash equivalents (including restricted
   cash of $829 at December 31, 2002 and $1,818 at December 31, 2001)     $ 1,754     $  3,824
   Accounts receivable                                                        126        1,728
   Other receivables                                                           81          114
   Notes receivable                                                            49           --
   Prepaid expenses and other current assets                                   80          113
                                                                          -------     --------
     Total current assets                                                   2,090        5,779
Timber and timberlands, net                                                124,79     9103,964
Equipment, net                                                                 33           53
Restricted cash                                                            12,791        6,809
Deposits                                                                       52           --
Interest rate cap agreement                                                 1,142        1,973
Notes receivable, less current                                                 32           --
portion
Deferred financing costs, net                                               4,036        3,759
                                                                          -------     --------
     Total assets                                                         $144,97     $122,337
                                                                          =======     ========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                  $   529     $  1,614
   Current portion of long-term debt                                          282          269
   Non-refundable deposit                                                   9,000           --
                                                                          -------     --------
     Total current liabilities                                              9,811        1,883
Long-term debt - credit facility, less current portion                     94,400       86,500
Other long-term debt, less current portion                                  1,653        1,935
Redeemable preferred member interest                                       39,111       32,019

Members' equity:
   Common members' interest                                                    --           --
                                                                          -------     --------
               Total liabilities and members' equity                     $144,975     $122,337
                                                                         ========     ========

See notes to financial statements

US TIMBERLANDS YAKIMA, LLC

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                        TWELVE MONTHS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                     2002              2001              2000
                                                                     ----              ----              ----
    Revenues:
           Log, timber deed and stumpage sales, including
              $1,261 (2002), $4,500 (2001) and
              $1,300 (2000) to preferred member                    $ 20,215         $ 13,531         $ 25,232
       Timber and property sales                                      1,800               --               --
       By-products and other                                              3               43              374
                                                                   --------         --------         --------
                                                                     22,018           13,574           25,606
                                                                   --------         --------         --------
Cost of
products sold:
       Cost of timber harvested                                      10,654            5,406            9,053
       Cost of timber and property sales                              1,322               --               --
       Depletion, depreciation and road amortization                 10,664            5,047            6,535
       Fire loss                                                        827               --               --

                                                                     23,467           10,453           15,588
                                                                   --------         --------         --------
       Gross                                                         (1,449)           3,121           10,018
       profit
       (loss)

Operating, general and administrative                                 4,437            3,082            1,368
                                                                   --------         --------         --------
       Operating income (loss)                                       (5,886)              39            8,650
                                                                   --------         --------         --------
Interest expense and commitment fees                                 (5,172)          (4,654)          (5,587)
Amortization of deferred financing fees                                (374)            (637)            (401)
Interest income                                                         160               52              138
Other income (expense), net                                              47               23               15
                                                                   --------         --------         --------
                                                                     (5,339)          (5,216)          (5,835)
                                                                   --------         --------         --------

(Loss) income before cumulative effect of accounting change         (11,225)          (5,177)           2,815
   Cumulative effect of accounting change                                --             (152)              --
                                                                   --------         --------         --------
       Net income (loss)                                           $(11,225)        $ (5,329)        $  2,815
                                                                   ========         ========         ========


See notes to financial statements

US TIMBERLANDS YAKIMA, LLC
          STATEMENTS OF REDEEMABLE PREFERRED MEMBER INTEREST AND MEMBERS' EQUITY
                                 (IN THOUSANDS)

                                                                             Reedemable       Common
                                                                              Preferred       Members'
                                                                           Member Interest     Equity

Balance, December 31, 1999                                                 $     18,243      $       --
Recapture of loss allocated to preferred interest                                   608              --
Guaranteed return to preferred interest                                           1,444              --
Balance of net income                                                                --             764
                                                                           ------------      -----------
Balance, December 31, 2000                                                       20,295             764
Timberlands and related cutting rights contributed                               16,289              --
Net loss                                                                         (4,565)           (764)
                                                                           ------------      -----------
Balance, December 31, 2001                                                       32,019              --
Timberlands and related cutting rights contributed                               18,317              --
Net loss                                                                        (11,225)             --
                                                                           ------------      -----------
Balance, December 31, 2002                                                 $     39,111      $       --
                                                                           ============      ===========

See notes to financial statements

US TIMBERLANDS YAKIMA, LLC

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Twelve Months Ended December 31,

                                                                                          2002              2001              2000
                                                                                         -----              -----             ---

 Cash Flows from Operating Activities:
   Net Income (Loss)                                                                    $(11,225)         $ (5,329)         $ 2,815

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation, depletion and amortization and cost of timber
       property sold                                                                      11,955             5,046            6,535
   Fire loss                                                                                 827                --               --
   Loss on disposal of assets                                                                  3                --               --
   Amortization of deferred financing fees                                                   374               637              401
   Accretion of discount on other long-term debt                                              96                26               --
   Cumulative effect of accounting change                                                     --               152               --
   Fair value adjustment of interest rate cap agreement                                      831               304               --
   Change in:
       Accounts receivable                                                                 1,602              (153)          (1,554)
       Receivable from preferred member                                                       --             1,110           (1,110)
       Other receivables                                                                      33                --               --
       Notes receivable                                                                      (81)              761             (761)
       Prepaid expenses and other current assets                                              34              (219)              25
       Accounts payable and accrued expenses                                              (1,088)              418            1,070
       Advance payment from customer                                                       9,000                --           (5,486)
                                                                                        --------          --------          -------

          Net cash provided by operating activities                                       12,361             2,753            1,935

Cash flows form investing activities:
   Acquisition of timber and timberlands                                                 (15,280)          (22,282)          (3,078)
   Deposit on seedlings                                                                      (52)               --               --
   Purchase of equipment                                                                      --                (3)             (47)
                                                                                        --------          --------          -------

          Net cash used in investing activities                                          (15,332)          (22,285)          (3,125)

Cash flows form financing activities:
   Proceeds from bank credit facility                                                      7,900            86,500               --
   Payments made on bank credit facility                                                      --           (52,807)          (7,193)
   Payments of other long-term debt                                                         (365)              (91)              --
   Deferred financing fees                                                                  (652)           (3,871)            (260)
   Restricted cash, noncurrent portion                                                    (5,982)           (6,809)              --
                                                                                        --------          --------          -------

          Net cash provided by (used in) financing activities                                901            22,922           (7,453)

Net (decrease) increase in cash, cash equivalents and restricted cash                     (2,070)            3,390           (8,642)
Cash, cash equivalents and restricted cash, beginning of year                              3,824               434            9,076
                                                                                        --------          --------          -------

Cash, cash equivalents and restricted cash, end of year                                 $  1,754          $  3,824          $   434
                                                                                        ========          ========          =======

Supplemental Cash Flow Information:
Cash paid during the year for interest                                                  $  2,744          $  4,419          $ 5,142

Noncash Investing and Financing Activities:
Timberlands received for preferred member interest                                      $ 18,317          $ 16,289          $    --
Interest rate cap agreement acquired for debt                                           $     --          $  2,270          $    --



                        See notes to financial statements

U.S. Timberlands Yakima, LLC
Notes to Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

1. Accounting Policies:

LINE OF BUSINESS:

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

U.S. Timberlands Services Company, LLC (the "Manager"), an entity under common control with U.S. Timberlands Holding Group, LLC which controls the common membership interest in the Company, managed the businesses of the Company prior to September 14, 2001. Thereafter, management of the Company was taken over by a wholly-owned subsidiary of the Manager. All management decisions related to the Company are made by the Manager or its subsidiary.

USE OF ESTIMATES:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION:

Revenues from delivered log sales are recognized upon delivery to the customer. Revenues from timber deeds and timberland sales are generally recognized upon closing. Revenue from timber sold under stumpage contracts (i.e., where the customer arranges the harvest and delivery of the logs but without being granted a deed) are recognized at the time the timber is harvested.

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Substantially all of the Company's accounts receivable are derived from sales to third party wood processors. The Company's three largest customers accounted for 45%, 31% and 80% of the Company's aggregate net revenues from log, timber deed and stumpage sales for the year ended December 31, 2002, 2001 and 2000, respectively. The loss of these customers could have a material, negative impact on the Company's results of operations. Management does not, however, expect these relationships to be discontinued. Credit risk on accounts receivable is mitigated by control procedures to monitor the credit worthiness of customers.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

Cash and cash equivalents consists primarily of demand deposits and money market accounts.

On September 14, 2001 the Company refinanced its existing bank debt with the Bank of Montreal under an agreement with a new lender (see Note 5) which calls for a series of Cash or Letter of Credit Reserve Accounts. The obligations under these Reserve Accounts were met with restricted cash totaling $13,620 and $8,627 at December 31, 2002 and 2001, respectively, of which $829 and $1,818 of restricted cash was available to meet the Company's short term obligations at December 31, 2002 and 2001, respectively. With respect to non-current restricted cash balance at December 31,2002, $700 is expected to be returned to the Company in March, 2003, and $12,091 is expected to remain restricted pending satisfaction of long-term obligations.

TIMBER AND TIMBERLANDS:

Timber and timberlands are stated at cost less depletion and amortization for timber previously harvested. Depletion expense (including amortization of logging roads) from the Company's sales of logs and timber is based on the

U.S. Timberlands Yakima, LLC
Notes to Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

1.     Accounting Policies (Continued):

relation of sales volume to the estimated net merchantable inventory volume on the timberlands. The Company estimates net merchantable timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. These estimates are updated periodically and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively. Changes in these estimates have no effect on the Company's cash flow.

EQUIPMENT:

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

DEFERRED FINANCING COSTS:

At December 31, 2002 and 2001, deferred financing costs consist of fees and other costs incurred in connection with the refinancing of the bank credit facility (see Note 5). The Company amortizes the deferred financing costs over the term of the related debt.

INCOME TAXES:

The Company is a limited liability company. Accordingly, the Company is not liable for federal or state income taxes since the Company's income or loss is reported on the separate tax returns of the members. Accordingly, no provision for current or deferred income taxes has been reflected in the accompanying financial statements.

RECENT ACCOUNTING STANDARDS:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. SFAS 133 requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company recognized a loss of $152 as of January 1, 2001 from the cumulative effect of adoption of SFAS 133 to reduce the carrying value of an interest rate cap agreement to its fair value of $7.

In August 2001, the Financial Accounting Standards Board, ("the FASB"), issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a segment of the business. Adoption of SFAS No. 144 by the Company as of January1, 2002 did not significantly impact its financial position, results of operations, or cash flows.

U.S. Timberlands Yakima, LLC
Notes to Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

2. Certain Timberland Transactions:

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

ACQUISITIONS FOR PREFERRED INTERESTS:

On October 4, 1999, the Company issued a redeemable preferred member interest (see Note 6) to an affiliate, U.S. Timberlands Klamath Falls, LLC ("USTK") for USTK's contribution of approximately 54,000 acres of timberland located in Central Oregon (the "Antelope Timberlands"). The Company recorded the acquisition of timberlands (and the related preferred interest) at USTK's basis for the timberlands of $18,850. This contribution had an agreed upon value of $22 million.

On February 26, 2001, the Company issued a redeemable preferred member interest (see Note 6) to USTK for USTK's contribution of approximately 80,640,000 board feet of timber located in Central Oregon. The Company recorded the acquisition of timber (and the related preferred interest) at USTK's basis for the timberlands of $10,886. This contribution had an agreed upon value of $12 million and was added to USTK's preferred interest in the Company.

On June 30, 2001 the Company issued a redeemable preferred member interest (see
Note 6) to USTK for USTK's contribution of approximately 30,585,000 board feet of timber located in Central Oregon. The Company recorded the acquisition of timber (and the related preferred interest) at USTK's basis for the timberlands of $5,403. This contribution had an agreed upon value of $6.5 million and was added to USTK's preferred interest in the Company.

On December 20, 2002, the Company issued a redeemable preferred member interest (see Note 6) to USTK for USTK's contribution of approximately 55,000 acres of timberland located in Central Oregon (the "Camp 6" Timberlands). The Company recorded the acquisition of timberlands (and the related preferred interest) at USTK's basis for the timberlands of $14,363. This contribution had an agreed upon value of $14,100.

On December 20, 2002, the Company issued a redeemable preferred member interest (see Note 6) to USTK for USTK's contribution of approximately 22,500 acres of timberland located in Central Oregon (the "West Chemult" Timberlands). The Company recorded the acquisition of timberlands (and the related preferred interest) at USTK's basis for the timberlands of $3,954. This contribution had an agreed upon value of $4,400.

TIMBER DEED PURCHASES FROM AND SALES TO AFFILIATE:

On December 29, 2000, the Company purchased approximately 8,000 acres of timberland located in Central Oregon (Yainax Timberlands) from its affiliate, USTK, for $2,900. Substantially all of the purchase price was allocated to timber, timberlands and logging roads.

During 2001, the Company purchased 125.4 million board feet of timber located in central Oregon from USTK for $19,000. All of the purchase price was allocated to timber. The timber deeds expire in August and October 2004.

During June 2000, the Company sold timber cutting rights for approximately 4.2 million board feet to USTK for $1,300. Those cutting rights expire in June 2003.

U.S. Timberlands Yakima, LLC
Notes to Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

2. Certain Timberland Transactions (continued):

During March 2001, the Company sold timber cutting rights for approximately 17.2 million board feet to USTK for $4,500. These cutting rights expire in March 2004.

On April 30, 2002, the Company sold timber cutting rights for approximately 5.1 million board feet to an affiliate, U.S. Timberlands Services Holdings, LLC for $516. Those cutting rights expire in March 2005.

On June 12, 2002, the Company purchased approximately 87.3 million board feet of timber located in central Oregon from USTK for $9,900. All of the purchase price was allocated to timber. On November 13, 2002, the Company purchased the underlying approximately 45,000 acres of timberland located in central Oregon (the "Ochoco Timberlands") from USTK for $4,700. Substantially all of the purchase price was allocated to timberlands and logging roads.

On August 30, 2002, the Company sold timber cutting rights for 12.0 million board feet to USTK for $1,261. Those cutting rights expire in August 2003.

In February 2003, The Company issued a redeemable preferred member interest ( see note 6) to an affiliate, USTK for USTK's contribution of timberland located in Central Oregon. The company recorded the acquisition of timberlands (and the related preferred interest) at USTK's cost basis for the timberlands aggregating $4,838. These contributions had an agreed upon aggregate value of $6,200.

3. Timber and Timberlands:

Timber and timberlands consisted of the following at December 31:

                                                             2002         2001
                                                          --------      --------
Timber and logging roads                                  $113,868      $ 92,103
Timberlands                                                 33,137        23,424
Water rights                                                   119           119
                                                          --------      --------
                                                           147,124       115,646
Less accumulated depletion and road amortization            22,325        11,682
                                                          --------      --------
                                                          $124,799      $103,964
                                                          ========      ========

In November 2002, the Company agreed to sell the Ochoco timberlands, which it had acquired from USTK to an unrelated buyer for proceeds of $14,600. Closing is scheduled on or before November 15, 2003. In this connection, the Company has received a non-refundable deposit of $9,000 from the buyer of the property, which is reflected as a liability at December 31, 2002.

4. Equipment:

Equipment consisted of the following at December 31:

                                  2002   2001
                                  ---    ---
Equipment                         $82     $88
Less accumulated depreciation      49      35
                                  ---     ---
                                  $33     $53
                                  ---     ---

U.S. Timberlands Yakima, LLC
Notes to Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

5.  Long-Term Debt - Credit Facility:

         At December 31, 2000, the Company had a bank credit facility with the Bank of Montreal (the "Bank"), consisting of a revolving bank line of credit ("Line of Credit") and a term credit facility ("Term Note"), collectively referred to hereafter as the "Credit Facility". The Credit Facility was obtained in 1999 by the Company to facilitate the acquisition of the Yakima Timberlands (see Note 2). The Line of Credit provided for borrowings of up to $2.0 million and the Term Note was for $58.0 million. The Credit Facility was collateralized by all of the Company's assets.

         The Credit Facility agreement provided for floating rate interest at either (a) the LIBOR plus applicable margin; or (b) the Bank's prime rate plus applicable margin.

         Under the terms of the Credit Facility, the borrowing base was based upon eligible receivables and merchantable timber. The term of the Credit Facility was through September 30, 2002.

         On September 14, 2001 the Company repaid the bank credit facility with the Bank of Montreal, and closed on a replacement term credit facility with BNY Midwest Trust Company as Trustee and MBIA Insurance Corporation as Insurer (the "Refinancing"). The Refinancing provides for borrowings of up to $95.0 million for a term of 12 years. The Refinancing is collateralized by all of the Company's assets. The Refinancing indenture provides for floating rate note interest at the applicable commercial paper funding cost of the Company plus applicable margin (0.60% at December 31, 2002 and 2001). At December 31, 2002 and 2001, the effective rate was 2.23% and 2.92%, respectively. At December 31, 2002 and 2001, $94,400 and $86,500 respectively was outstanding in borrowings under the Refinancing.

         Under the terms of the Refinancing, the borrowing base is equal to 75% of the sum of eligible receivables and total timber and timberland value as determined by the Company and reviewed by an approved independent consultant on a quarterly basis. The borrowing base recalculation triggers a pay down of all borrowings under the Refinancing in excess of the borrowing base. The Refinancing requires payment of interest only through September 14, 2004, and then requires amortization in equal monthly principal reductions for the next 108 months. Under certain circumstances, the commencement of the amortization period may be extended for one year.

         The Refinancing contains certain restrictive covenants, including limits on the ability of the Company to make capital expenditures, make cash distributions (including the preferred interest guaranteed return), incur liens, incur additional indebtedness and to make loans and investments. In addition, the Refinancing contains certain financial ratio covenants. The Company was in compliance with these covenants at December 31, 2002.

The Refinancing also requires the establishment and maintenance of a series of restricted cash accounts in the name of the trustee under the indenture agreement, into which substantially all of the Company's cash collections are required to be deposited. A portion of these funds is then released to the Company to pay debt service and operating expenses as provided for in the indenture agreement, and a portion is allocated to the various long-term restricted cash accounts required by the indenture agreement The Company estimates that $845 is required to be added to long-term restricted cash during 2003 respectively pursuant to the indenture provisions.

         Other long-term debt consists of amounts payable to a financial institution for the purchase in September 2001 of an interest rate cap agreement (see Note 8). Payments are due monthly starting in October 2001 at the rate of $30 per month for 36 months, and thereafter at varying monthly amounts through September 2013. Each payment includes interest imputed at an effective rate of 4.7% per annum.

U.S. Timberlands Yakima, LLC
Notes to Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

         The aggregate amount of payments due under this agreement at December 31, 2002 and 2001 was $2,280 and $2,645 respectively before the discounts for imputed interest of $345 and $441 respectively.

Maturities of Long-Term Debt:

At December 31, 2002, payments of long-term debt are due as follows:

                    2003                         $      282
                    2004                              2,908
                    2005                             10,735
                    2006                             10,707
                    2007                             10,682
                  Thereafter                         61,021
                                                    -------
                                                     96,335

               Less current maturities                  282
                                                   --------
                                                   $ 96,053
                                                   ========

6.   Members' Interests and Redeemable Preferred Interest:

Common Interests:


Concurrent with the acquisition of the Yakima Timberlands (see Note 2), U.S. Timberlands Holding Group, LLC and U.S. Timberlands Company, LP contributed $306 and $294, respectively, for common member interests of 51% and 49%, respectively, (the "Common Interests") in the Company.

As a result of the refinancing transaction entered into by the Company in September 2001, the Common Interests in the Company are now held through a holding company, U.S. Timberlands Yakima Holdings II, LLC.

Preferred Interest:

Concurrent with the acquisition of the Yakima Timberlands, USTK contributed the Antelope Timberlands having an agreed upon value of $22.0 million for all senior preferred interests ("Preferred Interest") in the Company. At December 31, 2002 and 2001, as a result of contributions of timber cutting rights and additional timberlands by USTK to the Company, the agreed upon value of the Preferred Interest aggregated $59.0 million and $40.5 million respectively (see Note 2). Terms of the Preferred Interest include a cumulative annual guaranteed return of 5% of the agreed upon value through December 31, 2001 and 6% thereafter. The Preferred Interest is redeemable in whole or in part at the Company's option while its long-term debt is outstanding and for one year and one day thereafter, and at the preferred member's option thereafter for a redemption price equal to the agreed upon value of the Preferred Interest, either in cash or by returning the contributed timberlands, plus any portion of the guaranteed return not yet paid by the Company prior to the redemption date. As of December 31, 2002, the unpaid cumulative guaranteed return amounted to $5,020. The guaranteed return for 2002 and 2001 has not been recorded by the Company due to the absence of allocable net income for such years. No payments of the return have been made.

Allocation of Income (Loss):

As provided by the Company's operating agreement, income attributable to the Common Interests is generally allocated according to their percentage of the outstanding Common Interests. However, net losses exceeding the

U.S. Timberlands Yakima, LLC
Notes to Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)

account balances of the Common Interests are allocated to the Preferred Interest. Losses, if any, allocated to the Preferred Interest are recaptured prior to any income being allocated to the Common Interests. At December 31, 1999, $607 in losses had been absorbed by the Preferred Interest. These losses were fully recovered by the Preferred Interest during 2000. Losses absorbed by the Preferred Interest totaled $11,225 and $4,565 during 2002 and 2001, respectively.

7. Fair Value of Financial Instruments:

The fair value of the Company's financial instruments is presented below. The estimates require subjective judgments and are approximate. Changes in methodologies and assumptions could significantly affect estimates.

Short-term financial instruments:

The fair value of short-term financial instruments, including cash and cash equivalents, trade and other receivables, trade accounts payable and certain accrued liabilities, approximate their carrying amounts in the financial statements due to the short maturities of such items.

Long-term debt:

The estimated fair value approximates the carrying value of $94,400 and $86,500 at December 31, 2002 and 2001, respectively, given the nature of the debt and because it is tied to major interest rate indexes.

Interest rate Cap agreement:

This agreement is carried at fair value which was determined based on quotations from the issuing financial institutions.

8. Interest Rate Cap Agreement:

In September 2001, the Company entered into an interest rate cap agreement, which expires in September 2013, and which will provide the Company with interest rate protection should the interest rate payable on its long-term debt incurred in 2001 (see Note 5) exceed 8% per annum. The agreement was purchased for $2,270, payable in varying monthly amounts through September 2013. The agreement is carried at fair value at the end of each financial reporting period, and changes in its value are recorded currently in income. Should interest rates on the Company's long term debt exceed 8% per annum, the cap agreement will become effective as a cash flow hedge and periodic changes in its value related to remaining future interest payments will be recorded in other comprehensive income. The Company had entered into an earlier interest rate cap agreement during 2000 which expired during 2001. Interest expense and commitment fees include $831 (2002) and $304 (2001) related to the interest rate caps.

9.  Commitments and Contingencies:

Lease Agreement:

The Company leases office facilities under a non-cancelable operating lease expiring in October 2004. Other office facilities are leased from a related party under a non-cancelable lease expiring in 2024. Rent expense was $35, $27

U.S. Timberlands Yakima, LLC
Notes to Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)


and $17 for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum payments required under the lease agreements are:

        Year ending December 31:

             2003                                          $  31
             2004                                             27
             2005                                             12
             2006                                             12
             2007                                             12
             Thereafter                                      261
                                                           -----
             Total minimum lease commitments               $ 355
                                                           -----

Log Supply Agreement:

Concurrently with the acquisition of the Yakima Timberlands, the Company entered into a log supply agreement (the "Agreement") with Boise Cascade Corporation ("Boise") to supply a volume of approximately 11 million board feet ("MMBF"), 25 MMBF, 25 MMBF, 9 MMBF, and 9MMBF in 1999, 2000, 2001, 2002, and 2003,
respectively, of merchantable timber to Boise at market prices. The term of the Agreement is through November 2003 and may be renewed by mutual agreement of the parties for successive five year periods. Boise shall have the right to terminate the Agreement upon permanent closure of its Yakima, Washington sawmill or upon permanent closure of its Yakima, Washington plywood plant.

Fire Loss:

In accordance with industry practice, the Company self-insures for fire loss.

Litigation:

The Company is involved in legal proceedings and claims arising in the normal course of business. In the opinion of management, the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's results of operations and financial position.

Property Sale:

In November 2002, the Company agreed to sell the remaining land and timber on the Ochoco property to an unrelated third party. An escrow has been opened with a non-refundable deposit of $9,000 and a maturity of November 15, 2003.

10. Related Party Transactions:

Prior to September 14, 2001, the Manager received reimbursement for reasonable and necessary direct and indirect expenses related to managing the Company in addition to a fee (the "Manager's Fee") of 2% of the Company's EBITDDA (as defined in the Company's operating agreement). Under agreements then in effect, there was an annual cap of $750 on the total payments to the Manager including the Manager's Fee. On September 14, 2001 management of the Company was taken over by US Timberlands Yakima Services, LLC ("Yakima Services"), a wholly owned subsidiary of the Manager, which is paid a flat fee for management services equal to 2% of the agreed

U.S. Timberlands Yakima, LLC
Notes to Financial Statements
December 31, 2002 and 2001
(dollar amounts in thousands, except per unit amounts)


upon total timber and timberland asset valuation annually. Management fee expense charged to operations for the years ended December 31, 2002, 2001 and 2000 amounted to $2,555, $1,137, including $298 applicable to the year 2000 which had previously been waived, and $0, respectively. Reimbursed expenses totaled $205 in 2002, $866 in 2001 and $531 in 2000.

In July 2000, the Company entered into a Road Upgrade Agreement with U.S. Timberlands Holding Group, LLC, which controls the common membership interest in the Company, whereby U.S. Timberlands Holding Group, LLC is responsible for paying the costs of all road construction, reconstruction, improvements, upgrades, new or repaired bridges, culverts, fords and other stream-crossing structures on the Yakima Timberlands. U.S. Timberlands Holding Group, LLC charges a quarterly fee to the Company for use of the roads that have been built or upgraded per the agreement. During 2000, U.S. Timberlands Holding Group, LLC reimbursed the Company for approximately $1.0 million in road upgrade expenditures and the Company was charged $48 for road use fees for 2000 under the agreement. As of December 31, 2000 the Company had a payable due to U.S. Timberlands Holding Group, LLC for the $48 in road use fees. There were no road use fees for 2002 or 2001. In September 2001, the Company purchased road improvements from U.S. Timberlands Holding Group, LLC for $1,750.

See Note 2 for timber deed purchases from, and sales to, and other Timberlands transactions with USTK.

9. Subsequent Event

In March 2003, the Company increased its outstanding indebtedness under the long-term debt agreement by $32,000. The Company subsequently lent $32,000 to an affiliate, US Timberlands Acquisition Co, LLC ("USTA"), to complete the acquisition of the units of US Timberlands Company, LP by USTA.