Form 10-Q
period 2003-03-31
U S TIMBERLANDS CO LP
filed 2003-05-20
CIK 1043012

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________

                                    FORM 10-Q
                         _______________________________


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-23259
                                    ________

                         U.S. TIMBERLANDS COMPANY, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                             91-1842156
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
                or organization)                     Identification No.)

625 Madison Avenue, Suite 10-B, New York, NY                     10022
--------------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)


        Registrant's telephone number, including area code: 212-755-1100
                                    ________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                             Yes [X] No [_]

================================================================================

                                    Form 10-Q

                                Table of Contents

Part I.  Financial Information                                            Page

     Item  1.  Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 2003 and 2002 .....  3

     Item  1.  Condensed Consolidated Balance Sheets
                  at March 31, 2003 and December 31, 2002 ................  4

     Item  1.  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2003 and 2002......  5

     Item  1.  Notes to Condensed Consolidated Financial Statements.......  6

     Item  2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................... 11

     Item  4.  Controls and Disclosures................................... 15


Part II.  Other Information

     Item  1.  Legal Proceedings.......................................... 16

     Item  2.  Changes in Securities and Use of Proceeds ................. 16

     Item  3.  Defaults Upon Senior Securities ........................... 16

     Item  4.  Submission of Matters to a Vote of Security Holders ....... 16

     Item  5.  Other Information ......................................... 16

     Item  6.  Exhibits and Reports on Form 8-K .......................... 17

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------------------
                                                                   2003                    2002
                                                             ------------------      ------------------


Revenues                                                     $      6,831              $      2,155
Cost of timber harvested                                           (3,468)                   (1,037)
Depletion, depreciation and road amortization                      (2,883)                   (1,066)
Cost of timber and property sales                                    (474)                       --
                                                             ------------              ------------
       Gross profit                                                     6                        52

Selling, general and administrative expenses                       (1,657)                   (1,381)
Equity in net loss of affiliate                                    (2,228)                   (2,327)
                                                             ------------              ------------
       Operating loss                                              (3,879)                   (3,656)

Interest expense                                                   (5,385)                   (5,384)
Interest income                                                         4                         3
Amortization of deferred financing fees                              (169)                     (169)
Other income, net                                                      33                        43
                                                             ------------              ------------

Loss before general partner and minority interest                  (9,396)                   (9,163)
Minority interest                                                      --                        92
                                                             ------------              ------------

Net loss                                                           (9,396)                   (9,071)
General partner interest                                               95                        92
                                                             ------------              ------------

Net loss applicable to common and subordinated units         $     (9,301)             $     (8,979)
                                                             ============              ============

Net loss per each common and subordinated unit-
       basic and diluted                                     $      (0.72)             $      (0.70)
                                                             ============              ============

Distributions per Unit                                       $         --              $         --
                                                             ============              ============

Weighted average units outstanding                             12,859,607                12,859,607
                                                             ============              ============


       See notes to the consolidated financial statements




                                               U.S. TIMBERLANDS COMPANY, LP
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (IN THOUSANDS)
                                                                                          MARCH 31,          DECEMBER 31,
                                                                                            2003                2002
                                                                                      -----------------   ------------------
                                                                                         (UNAUDITED)              *
ASSETS
Current assets:
     Cash and cash equivalents                                                          $   1,981          $     965
     Accounts receivable, net                                                                 466              1,028
     Due from general partner                                                                  --                  6
     Other receivables                                                                        432                211
     Notes receivable                                                                       1,191              1,344
     Prepaid expenses and other current assets                                                255                331
                                                                                        ---------          ---------

         Total current assets                                                               4,325              3,885

Timber and timberlands, net                                                               150,304            163,980
Investment in affiliate                                                                    47,118             38,881
Property, plant and equipment, net                                                            889                905
Notes receivable, less current portion                                                         10                 10
Restricted cash                                                                                91                 82
Deferred financing fees, net                                                                3,130              3,298
                                                                                        ---------          ---------

         Total assets                                                                   $ 205,867          $ 211,041
                                                                                        =========          =========

LIABILITIES AND PARTNERS' CAPITAL/(DEFICIENCY)
Current liabilities:
     Accounts payable                                                                         503              1,454
     Accrued liabilities                                                                    9,049              3,990
     Payable to general partner                                                               115                 --
                                                                                        ---------          ---------

         Total current liabilities                                                          9,667              5,444
                                                                                        ---------          ---------

Long-term debt                                                                            225,000            225,000
                                                                                        ---------          ---------

Minority interest                                                                              --                 --
                                                                                        ---------          ---------

Partners' capital (deficiency)
     General partner interest                                                                (291)              (196)
     Limited partner interest
     (12,859,607 units issued and outstanding as of March 31, 2003 and 2002)              (28,509)           (19,207)
                                                                                        ---------          ---------
         Total partners' capital (deficiency)                                             (28,800)           (19,403)
                                                                                        ---------          ---------

         Total liabilities and partners' capital (deficiency)                           $ 205,867          $ 211,041
                                                                                        =========          =========

*    Derived from audited Consolidated Balance Sheet as of December 31, 2002
     See notes to the consolidated financial statements




                          U.S. TIMBERLANDS COMPANY, LP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                              ------------------------------------
                                                                                    2003                 2002
                                                                              --------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities                               $  1,118              $   (473)
                                                                                  --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Timber, timberlands and road additions                                          (102)                 (102)
      Purchase of property, plant and equipment - net                                   --                    (4)
                                                                                  --------              --------
Net cash used in investing activities                                                 (102)                 (106)
                                                                                  --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                   --                    --
                                                                                  --------              --------
Increse (decrease) in cash and cash equivalents                                      1,016                  (579)
Cash and cash equivalents - beginning of period                                        965                 1,070
                                                                                  --------              --------
Cash and cash equivalents - end of period                                         $  1,981              $    491
                                                                                  ========              ========
NONCASH ACTIVITIES:
      Contribution of timberlands for investment in affiliate                     $ 10,466              $     --

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest expense                                              $    505              $     --

      See notes to the consolidated financial statements

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

Basis of Presentation

These condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year or any other period.

There have been no significant changes in the accounting policies of the Company.

2. Timber and Timberlands

Timber and Timberlands consisted of the following:


                                                        March 31,        December 31,
                                                           2003              2002
                                                        ---------------  ------------
Timber and logging roads                                  $288,534         $294,208
Timberlands                                                 20,781           26,043
Seed orchard and nursery stock                               1,475            1,375
                                                          --------         --------
                                                           310,790          321,626
Less accumulated depletion and road amortization           160,486          157,646
                                                          --------         --------
                                                          $150,304         $163,980
                                                          ========         ========

3. Investment In Affiliate

The following is summarized financial information for U.S. Timberlands Yakima, LLC (USTY), an affiliate of the Company accounted for under the equity method:

                                  Quarter Ended         Quarter Ended
                                    March 31              March 31
                                      2003                  2002
                               --------------------  --------------------

        Net sales                    $ 2,576               $ 5,656
        Gross profit (loss)               36                  (535)
        Net income (loss)             (2,228)               (2,338)


In February 2003, the Company contributed timberlands located in Central Oregon to USTY. The contributions have an aggregate agreed upon value of $12.9 million and were added to the Company's Preferred Interest in USTY. Terms of the additional senior preferred interest acquired are the same terms as the senior preferred interest previously issued to the Company. The Company recorded its additional preferred interests at its aggregate costs for the timberlands of approximately $10.5 million.

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

5.  Long-Term Debt and Distributions

As of March 31, 2003, the Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the 9 5/8% Senior Notes issued by the Operating Company.

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

Net income (loss) per unit is calculated using the weighted average number of common and subordinated units outstanding divided into net income (loss), after adjusting for the 1% General Partner interest in the MLP. Unit options will be included in calculating diluted net income (loss) per unit, assuming the results would be dilutive, upon achievement of the performance criteria which, if maintained for the required period, would result in the options becoming exercisable. Unit options have not been included in the diluted calculation as the effect is anti-dilutive.

7. Unit-based Compensation Plans

The Company has a Unit Option Plan which permits the grant of unit options to employees and directors of the Company who perform services for the Company covering 857,749 Common Units. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was issued in December 2002 and amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                     Three Months Ended
                                                  March 31,         March 31,
                                                     2003             2002

Net (loss) as reported                            $(9,396)       $  (9,071)
Unit-based employee compensation determined
              under the intrinsic value method         --               --

Unit-based employee compensation determined
              under the fair value method                               80

Net income (loss) pro forma                       $(9,396)         $(9,151)

Basic and diluted net (loss) per unit
              -as reported                        $ (0.72)       $   (0.70)
              -pro forma                          $ (0.72)       $   (0.70)

For purposes of the pro forma disclosures, the estimated fair value of the unit options is amortized to expense over their estimated exercise period, which corresponds to the assumed subordinated unit's conversion period.


8.  Recent Accounting Standards

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


The provisions of FIN 46 are required to be applied by the Company no later than July 1, 2003, and would require the Company to consolidate the financial statements of U.S. Timberlands Yakima, LLC ("USTY"} its unconsolidated affiliate which is presently being accounted for on the equity method. If the Company had consolidated USTY beginning January 1, 2003, there would have been no effect on the Company's net loss for the three months ended March 31, 2003, however revenues would have increased by $2,576, expenses would have increased by $4,804 and the $2,228 equity in net loss of affiliate would be eliminated. In addition, although there would be no change in Partners Capital/(Deficiency), total assets would increase by approximately $139,000, principally representing timber and timberlands, and total liabilities would increase by approximately $139,000 including $129,000 of long-term debt at March 31, 2003. Such long-term debt is collateralized by all of the USTY assets and the debt holder does not have recourse to the Company. The Company's maximum exposure to loss as a result of its involvement with USTY is limited to its investment in USTY, which amounts to $47,118 at March 31, 2003.


9.  Other Matters

On October 17, 2002, the Company announced that it had signed a definitive agreement to be acquired by an acquisition company formed by a group led by senior management. The definitive agreement contemplates a cash tender offer for 100% of the outstanding common limited partnership units not already owned by the acquiring entity or its affiliates for $3.00 per unit in cash, followed by a merger of the acquisition company with and into the Company, pursuant to which each common limited partnership unit not already owned by the acquiring entity or its affiliates would be converted into the right to receive $3.00 per unit in cash. The tender offer commenced on November 19, 2002 and was completed on March 6, 2003. Pursuant to the tender offer, approximately 71% of the Company's common units were tendered. The acquisition group therefore controls approximately 87% of the outstanding common units. The remaining common units not purchased in the tender offer will be acquired by the acquisition group in a merger that is expected to be completed in the second quarter of 2003.

On April 25, 2002, the Company announced that several purported class action lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle against the Manager and the board of directors of the General Partner alleging, among other things, breach of fiduciary duty and self-dealing by the Manager and the board in connection with the going private transaction. The lawsuits sought to enjoin the going private transaction, to rescind the going private transaction if it is consummated, and to recover damages and attorney's fees. The lawsuits also named the Company as a defendant. On July 12, 2002, the Company was notified that all of the purported class action lawsuits were consolidated into one class action lawsuit by the Court of Chancery of the State of Delaware. On October 17, 2002, the Company announced that it had reached a tentative settlement of the purported class action lawsuits, subject to court approval and other customary conditions. The settlement provided, among other things, for an increase in the consideration provided in the offer to purchase the common units to $3.00 per unit. On December 12, 2002 the parties executed a Stipulation of Settlement which the Court of Chancellery approved at a settlement at a hearing on January 30, 2003.

On June 21, 2002, the Company was notified that it was named in a lawsuit filed in State Court in Oregon as a codefendant seeking medical expenses and up to $12.0 million in damages for injuries sustained by the minor child of an employee of the Manager while riding on equipment owned by the Manager. At the time, liability insurance was in place, however, the insurance underwriter has since gone bankrupt and coverage is limited and is being administered by the Oregon Guarantee Insurance Association.

Management and its counsel are still reviewing the facts of the injury claims and it is too early to assess their effect on the Company.


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


Application of Critical Accounting Policies

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements included in the Company's 2002 Annual Report on Form 10-K. The Company has not adopted any significant new accounting policies during the three months ended March 31, 2003.

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

Current Market Conditions

First quarter 2003 prices for finished wood products (e.g. lumber, plywood and engineered wood products ) were lower than the fourth quarter 2002 and lower than the same period in 2002. Prices for all species were down in the first quarter. Ponderosa Pine prices led the decline with #3 shop falling more than $100/mbf. Delivered log prices also fell in the first quarter and were down more than 10% from the prior quarter.

        RESULTS OF OPERATIONS

Selected operating statistics for the Company:

----------------------------------------------------------------------------------------------------------------
                                       Sales Volume (MBF)                  Price Realization (MBF)
----------------------------------------------------------------------------------------------------------------
                                                              Timber                                Timber
              Period                    Logs     Stumpage      Deeds         Logs      Stumpage      Deeds
----------------------------------------------------------------------------------------------------------------
               2003
----------------------------------------------------------------------------------------------------------------
Three Months Ended March 31             17,098           -      2,886         $ 313          $ -       $ 236
----------------------------------------------------------------------------------------------------------------
               2002
----------------------------------------------------------------------------------------------------------------
Three Months Ended March 31              5,024           -      2,333         $ 349          $ -       $ 169
----------------------------------------------------------------------------------------------------------------


Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Revenues

Revenues for the quarter ended March 31, 2003 were $6.8 million, an increase of $4.6 million or 209% from revenues of $2.2 million for the same period in 2002. The significant increase in revenues during the first quarter of 2003 was caused by favorable weather conditions that allowed for an extended harvest before the annual break-up period and accelerated harvesting of "salvage" wood relating to the 2002 fires.

Timber deed sales for the first  quarter of 2003 were $0.7  million on volume of
2.9 million board feet ("MMBF"), as compared to the same period in 2002, when timber deed sales were $0.4 million on 2.3 MMBF. The average timber deed price was $236 per thousand board feet ("MBF") during the first quarter of 2003, as compared to $169 per MBF for the same period in 2002.

Log sales for the quarter  ended  March 31, 2003 were $5.4  million on volume of
17.1 MMBF, as compared to the same period in 2002 when log sales were $1.8 million on 5.0 MMBF. The average sales price was $313 per MBF for the first quarter of 2003, as compared to an average of $349 per MBF for the same period in 2002. The decrease in log prices reflects a general decrease in the market caused by a high volume of fire-damaged logs.

In addition, property sales for the first quarter were $0.6 million, as compared to $0.0 million for the same period in 2002.

Gross Profit

The Company had a gross profit of $0.0 million in the first quarter of 2003 as compared to a gross profit of $0.1 million for the same period in 2002. As a percentage of sales the gross profit was 0% as compared to a gross profit percentage of 2% in the first quarter of 2002. The decrease in gross profit as a percentage of sales is a result of lower prices and higher logging costs, offset in part by increased profits from by-product sales over the same period in 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.3 million from $1.4 million in the first quarter of 2002 to $1.7 million in the first quarter of 2003. The increase was principally attributable to higher wage and wage related expenses of $0.2 million and higher professional service expenses of $0.1 million related to the privatization transaction.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was approximately $2.2 million for the first quarter of 2003. This amount reflects the Company's share of the net loss of an affiliate (USTY) accounted for under the equity method. This compares to equity in net loss of affiliate of $2.3 million in the first quarter of 2002.

Partners' Capital

During the quarter ended March 31, 2003, the limited partner interests in the Company declined $9.3 million from negative $19.2 million to negative $28.5 million. This decline is the result of the limited partners' $9.3 million share of the Company's net loss. The General Partner interest in the Company also declined during the quarter ended March 31, 2003 reflecting its share of the Company's net loss for the period.

Financial Condition and Liquidity

Operating Activities

Cash flows provided by operating activities during the three months ended March 31, 2003 were $1.1 million, as compared to cash used in operating activities of $0.5 million during the same period in 2002. The $1.6 million increase is due primarily to the Company's increase in sales revenue in comparison to the same period in 2002.

Investing Activities

Cash flows used in investing activities were $0.1 million during the first three months of 2003, as compared to $0.1 million during the same period in 2002.

Financing Activities

Cash flows used in financing activities for the first three months of 2003 and 2002 were $0.0 million. There were no distributions to unitholders in the 2003 and 2002 periods respectively.

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

The agreement governing the Operating Company's 9-5/8% Senior Notes (the "Notes") contains restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. Under the Notes, the Company's average annual adjusted harvest volume over any period of four consecutive years cannot exceed a volume of approximately 147 MMBF as adjusted for timberland sales and purchases. The Notes also limit one-year harvest levels and average annual harvest levels for consecutive two-and-three year periods. In 2002, because of the accelerated harvesting, during the fourth quarter, of salvage timber resulting from the Toolbox Fire, the operating company exceeded the allowable four year harvest by 6.9 MMBF and, as required under the Indenture has placed $662 thousand in a restricted account only to be used in ways prescribed in the Indentures. As of March 31, 2003, the Operating Company was in compliance with the covenants contained in the Notes. As of March 31, 2003, the Company was not permitted to make any distributions as it had not exceeded the requisite Consolidated Fixed Charge Coverage Ratio within the Restricted Payments provisions of the Indenture.

Through the first three months of 2003, the Company funded its operations and met its cash requirements for debt service from cash on hand.

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

ITEM 4.  CONTROLS AND DISCLOSURES

The Company's management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. The Company's senior management team meets regularly to discuss significant transactions and events affecting the Company's operations. The Company's President and Chief Executive Officer, and Vice President and Chief Financial Officer, lead these meetings and consider whether topics discussed represent information that should be disclosed under the rules of the SEC. The Board of Directors of the General Partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Company's external auditors and meets with those auditors at least three times each year.

The Company's President and Chief Executive Officer, and Vice President and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make all material information known to them within the organization. Management regularly evaluates ways to improve internal controls.

On February 28, 2003, our executive officers completed an evaluation of the disclosure controls and procedures and has determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification. Since the completion of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls. PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 25, 2002, the Company announced that several purported class action lawsuits were filed in the Court of Chancery of the State of Delaware for the County of New Castle against the Manager and the board of directors of the General Partner alleging, among other things, breach of fiduciary duty and self-dealing by the Manager and the board in connection with the going private transaction. The lawsuits sought to enjoin the going private transaction, to rescind the going private transaction if it is consummated, and to recover damages and attorney's fees. The lawsuits also named the Company as a defendant. On July 12, 2002, the Company was notified that all of the purported class action lawsuits were consolidated into one class action lawsuit by the Court of Chancery of the State of Delaware. On October 17, 2002, the Company announced that it had reached a tentative settlement of the purported class action lawsuits, subject to court approval and other customary conditions. The settlement provided, among other things, for an increase in the consideration provided in the offer to purchase the common units to $3.00 per unit. On December 12, 2002 the parties executed a Stipulation of Settlement which the Court of Chancellery approved as a settlement at a hearing on January 30, 2003.

On June 21, 2002, the Company was notified that it was named in a lawsuit filed in State Court in Oregon as a codefendant seeking medical expenses and up to $12.0 million in damages for injuries sustained by the minor child of an employee of the Manager while riding on equipment owned by the Manager. At the time, liability insurance was in place, however, the insurance underwriter has since gone bankrupt and coverage is limited and is being administered by the Oregon Guarantee Insurance Association.

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
                   Products, LLC

       ++10.10 -   Operating Agreement of U.S. Timberlands Yakima, LLC

         10.11-    Agreement and Plan of Merger by and among U.S. Timberlands  Holdings Group, LLC,
                   U.S. Timberlands  Acquisition Co., LLC and U.S. Timberlands Company, L.P.
                   Dated as of October 16, 2002

         *21.1  -  List of Subsidiaries

          99.1  -  Sarbanes-Oxley Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2  -  Sarbanes-Oxley Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

             None.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.



         Date:  May 20, 2003      U.S. TIMBERLANDS COMPANY, LP
                                  By:  U.S. Timberlands Services Company, LLC
                                          as General Partner




                                  By:  /s/ Thomas C. Ludlow
                                      -----------------------
                                      Thomas C. Ludlow
                                      Chief Financial Officer
                                      (Chief Financial Officer,
                                        Duly Authorized Officer,
                                           And Principal Accounting Officer)

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

                                                  /s/ John M. Rudey
         Date: May 20, 2003                       ---------------------------
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

                                             /s/ Thomas C. Ludlow
         Date: May 20,  2003                 ----------------------------------
                                             Thomas C. Ludlow
                                              Chief Financial Officer